Form 10-Q/A
period 1994-03-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1995-03-23
CIK 703645

- -------------------------------------------------------------------------
- -------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-Q/A
                                QUARTERLY REPORT

                      Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


For the quarter ended March 31, 1994       Commission file number 1-11013


                   SPECIALTY CHEMICAL RESOURCES, INC.
          ----------------------------------------------------
          Exact name of registrant as specified in its charter


                 Delaware                   34-1366838
          ----------------------     ------------------------
          State of incorporation     I.R.S. Employer I.D. No.


             9100 Valley View Road;  Macedonia, Ohio 44056
             ---------------------------------------------
          Address of principal executive offices and zip code


                           (216)  468-1380
          ---------------------------------------------------
          Registrant's telephone number,  including area code



     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety
(90) days.  Yes__X__ No_____.

     The number of outstanding shares of the registrant's common stock as of May 4, 1994 was 3,932,777. The registrant has no other class of stock outstanding.



_________________________________________________________________________
______________________________Page 1 of 11_______________________________

                       Specialty Chemical Resources, Inc.

                                  Form 10-Q/A

                      For the quarter ended March 31, 1994

                                     Index



Part I    Financial Information                                      Page


  Item 1. Financial Statements..........................................3

          Condensed Balance Sheets....................................3-4

          Condensed Statements of Operations, 3 Months..................5

          Condensed Statements of Cash Flows, 3 Months..................6

          Notes to Financial Statements.................................7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................8-10



Part II   Other Information

  Item 1. Legal Proceedings.............................................10

  Item 6. Exhibits & Reports on Form 8-K................................10





                                    2 of 11

                        PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets



                                       March 31 1994     December 31, 1993
                                        (Unaudited)          (Audited)
                                       -------------     -----------------
Current assets
  Cash and cash equivalents            $     27,511        $     32,691
  Accounts Receivables                    5,367,575           6,824,594
  Receivables - Other                     2,810,545           4,308,481
  Inventories (Note B)                    6,758,910           6,342,379
  Prepaid expenses                          195,660             165,731
  Refundable Income Taxes                   853,783             853,783
                                       ------------        ------------
       Total current assets              16,013,984          18,527,659


Property, plant and equipment
 At cost                                 10,238,761          10,187,905
   Less accumulated depreciation
     and amortization                    (2,153,228)         (1,956,503)
                                       ------------        ------------
                                          8,085,533           8,231,402

Other assets
   Goodwill                              21,432,530          21,586,547
   Other                                  1,515,177           1,568,208
                                       ------------       -------------
                                         22,947,707          23,154,755
                                       ------------       -------------


       Total assets                    $ 47,047,224        $ 49,913,816
                                       ============        ============





See accompanying Notes to Financial Statements.





                                    3 of 11


                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets
                                  (continued)





                                      March 31, 1994    December 31, 1993
                                        (Unaudited)          (Audited)
                                     ----------------   -----------------
Current liabilities

  Current Maturities                    $ 1,500,000         $      -
  Accounts payable                        4,577,810           6,660,088
  Deferred Income Taxes                     326,345             326,345
  Accrued expenses                          476,861             487,436
  Accrued other, including
    acquisition costs                       130,248             171,160
                                        -----------         -----------
      Total current liabilities           7,011,264           7,645,029


Long-term obligations
  less current maturities                 8,046,000           9,948,000
Deferred Income Taxes                     2,507,018           2,507,018
                                         ----------          ----------
  Total non-current liabilities          10,553,018          12,455,018


Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares
  Common Stock - $.10 par value;
    authorized 13,000,000 shares;
    issued and outstanding 3,932,777
    and 3,932,780                           393,279             393,279
  Additional paid in capital             41,878,573          41,878,573
  Accumulated deficit                   (12,788,910)        (12,458,083)
                                        -----------         -----------
                                         29,482,942          29,813,769
                                        -----------         -----------

                                        $47,047,224         $49,913,816
                                        ===========         ===========



See accompanying Notes to Financial Statements.





                                    4 of 11

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                  (Unaudited)

                         For the 3 month periods ended:


                                     March 31, 1994        March 31, 1993
                                    ---------------        --------------

Net Sales                              $ 9,630,740           $10,274,964

Cost of Goods Sold                       8,039,630             8,086,470
                                       -----------           -----------

     Gross profit                        1,591,110             2,188,494

Selling, general and administrative
   expenses                              1,577,949             1,488,908
Amortization of intangibles                218,448               215,768
                                       -----------           -----------

     Operating profit                     (205,287)              483,818

Other (income) expense
  Interest expense                         128,787                88,181
  Other                                    ( 3,247)              (12,426)
                                       -----------           -----------
                                           125,540                75,755
                                       -----------           -----------
     Earnings (loss) before income
     taxes                                (330,827)              408,063

Income taxes                                  -                  149,000
                                       -----------           -----------

     Earnings (loss)                   $  (330,827)          $   259,063
                                       ============          ===========



Earnings (loss) per common share:      $     (.08)            $      .07


Weighted average shares outstanding     3,932,778              3,934,999



See accompanying Notes to Financial Statements.





                                    5 of 11


                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                         For the 3 month periods ended:


                                         March 31, 1994    March 31, 1993
                                         --------------    --------------

Net cash (used) by operating
  activities                              $   447,676       $(1,648,398)

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment - net                            (50,856)         ( 32,679)
                                          -----------        ----------

       Net cash provided (used) by
         investing activities                 (50,856)         ( 32,679)

Cash flows from financing activities:
  Payments on revolver                     (5,210,000)       (2,781,000)
  Proceeds on revolver                      4,808,000         4,428,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities              (  402,000)        1,647,000
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                 ( 5,180)          (34,077)

Cash and cash equivalents at beginning
  of period                                    32,691            78,771
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $    27,511       $    44,694
                                          ===========       ===========





See accompanying Notes to Financial Statements.





                                    6 of 11

                      Specialty Chemical Resources, Inc.

                         Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (The Company) at December 31, 1993 and March 31, 1994 and the results of operations and cash flows for the interim periods ended March 31, 1994.

     Company inadvertently used a 10 year life for depreciation on machinery and equipment placed into service this year (assets replaced due to December, 1992 Macedonia plant fire). The Company has determined the useful life on this machinery and equipment to be 16 years. The quarter impact (related to the change in depreciation) to earnings before income taxes and extraordinary items is $54,149. There was no tax affect.

     Any other significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.

Note B - Inventories

     Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

     The Company's inventories consisted of the following at:

                                         March 31,      December 31,
                                           1994            1993
                                       -----------      -----------

       Raw materials                    $3,975,985      $4,181,837
       Finished goods                    3,356,698       2,734,315
                                        ----------      ----------
         Total FIFO cost                 7,332,683       6,916,152

       Less: Excess of FIFO cost over
             LIFO                          573,773         573,773
                                        ----------      ----------
         Total LIFO cost                $6,758,910      $6,342,379
                                        ----------      ----------



Note C - Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company other than that which was reported on the Company's most recent Form 10-K.


                                    7 of 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     In December, 1992, the company experienced a non-chemical fire at its Macedonia, Ohio facility. The fire adversely effected production capabilities at such facility, which adverse effect continued through 1993. Management believes that the damage caused by the fire and the effects on the Company's business are adequately covered by casualty and business interruption insurance. The Company's Macedonia facility is now fully operational.

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Statement of Operations.

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                         1994      1993
                                                         ----      ----

Net sales...........................................    100.0%    100.0%

Cost of goods sold..................................     83.5%     78.7%
                                                        ------    ------

  Gross profit......................................     16.5%     21.3%

Selling, general and administrative expenses.......      16.4%     14.5%

  Operating profit..................................     (2.1%)     4.7%

Interest expense....................................      1.3%       .01%


THREE MONTHS ENDED MARCH 31, 1994 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1993:

     Net sales of $9,631,000 for the three-month period ended March 31, 1994, were $644,000, or 6.3%, below the comparable period in the prior year. This decrease was a result of reduced demand for automotive and industrial maintenance products, which the Company believes was induced principally by unusually severe weather conditions.

     Cost of goods sold for the three-month period ended March 31, 1994, decreased by $47,000 as compared to the same period in the prior year. Cost of goods sold increased as a percentage of net sales from 78.7% to 83.5% for the three-month periods ended March 31, 1993 and 1994, respectively. The increase is due to decreased sales, increased charges for chemical waste disposal, and higher than normal utility expense.


                                    8 of 11

     Selling, general and administrative expenses were $1,578,000 for the three-month period March 31, 1994, or 16.4% of net sales. Selling, general and administrative expenses were $1,489,000 or 14.5% of net sales for the same period in 1993. The increase of $89,000 was due principally to an increase in commission expense incurred by the sales of branded products. The increase in percent of sales is due primarily to reduced sales during the 1994 period.

     Interest expense for the three months ended March 31, 1994, was 1.3% of net sales versus .01% for the comparable period in the prior year. Interest expense was $128,787 for the three months ended March 31, 1994, an increase of $40,606 from the three months ended March 31, 1993. This increase is due to increased borrowing as well as higher interest rates. See "Liquidity".

     The Company experienced a net loss for the three months ended March 31, 1994, of $385,000, or $.10 per share on weighted average shares outstanding of 3,932,778. This compared to a net earnings of $259,000, or $.07 per share on weighted average shares outstanding of 3,934,999 for the same period in the prior year.


Liquidity and Capital Resources

     As of March 31, 1994, the Company's ratio of current assets to current liabilities was 2.28 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was 1.29 to 1.

     During the three months ended March 31, 1994, the Company incurred $128,787 in interest expense and made interest payments totaling $133,120. Accrued interest at March 31, 1994 was $54,395. Substantially all of the Company's interest expense is related to the "Credit Agreement" and the 90 day note discussed below.

     The Company, as borrower, is a party to a credit agreement (the "Credit Agreement") that provides for a $10,000,000 revolving line of credit at an interest rate equal to the prime rate or the London Inter-Bank Offered Rate (LIBOR), at the Company's election. The Credit Agreement, entered into on March 30, 1992 and expiring on May 31, 1995, is a facility that allows for borrowings based upon a formula comprised of inventory, accounts receivable and fixed assets, less environmental compliance reserve, if any.

     Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to restrictions on distributions from the Company to its stockholders, maintenance of certain financial ratios and levels of tangible net worth and limits on capital expenditures. As a result of the fire, the Company



                                    9 of 11
has used funds for the replacement of damaged equipment in advance of insurance proceeds. As a result of the foregoing, as of March 31, 1994, approximately $2 million was unused an available under the Credit Agreement. The Company anticipates that these advanced funds will be reimbursed by its insurance carrier. On January 4, 1994, the Company entered into a 90 day $1,500,000 note at an interest rate equal to the prime rate with its senior lender to fund operations until insurance proceeds become available.

     The Company is continuing negotiations with its insurance carrier for reimbursement of capital improvements and expenditures made during the year ended December 31, 1993 that were related to the December, 1992 fire. To date $9,123,000 of the $17,312,000 has been recovered. The Company anticipates further proceeds will be forth coming from the insurance carrier and expects final settlement of this claim in 1994.

     The Company spent $50,856 on capital improvements during the period ended March 31, 1994. The Company expects to spend approximately $500,000 on capital improvements during the current fiscal year. Such expenditures are expected to be funded from cash generated by operations and borrowings under the Credit Agreement.

Part II - Other Information

Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company.


Item 6.   Exhibits and Reports on Form 8-K

(a)   No exhibits are included with this report.
(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1994.





                                    10 of 11

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.





     By:/s/  COREY ROTH
        -----------------------------------                   March 22, 1995
        Corey Roth
        Vice President, and Treasurer
        (Principal Financial Officer)





                                    11 of 11