Form 10-Q/A
period 1994-06-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1995-03-23
CIK 703645

______________________________________________________________________________
______________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-Q/A
                                QUARTERLY REPORT

                      Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


For the quarter ended June 30, 1994       Commission file number 1-11013


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

     The number of outstanding shares of the registrant's common stock as of August 1, 1994 was 3,932,777. The registrant has no other class of stock outstanding.



_________________________________________________________________________
______________________________Page 1 of 14_______________________________

                       Specialty Chemical Resources, Inc.

                                  Form 10-Q/A

                      For the quarter ended June 30, 1994

                                     Index



Part I    Financial Information                                      Page


  Item 1. Financial Statements..........................................3

          Condensed Balance Sheets......................................3

          Condensed Statements of Operations, 3 Months..................5

          Condensed Statements of Operations, 6 Months..................6

          Condensed Statements of Cash Flows, 3 Months..................7

          Condensed Statements of Cash Flows, 6 Months..................8

          Notes to Financial Statements.................................9


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................9



Part II   Other Information

  Item 1. Legal Proceedings............................................12

  Item 6. Exhibits & Reports on Form 8-K...............................12





                                    2 of 14

                        PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements


                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets



                                       June 30, 1994     December 31, 1993
                                        (Unaudited)          (Audited)
                                       -------------     -----------------
Current assets
  Cash and cash equivalents            $     22,892        $     32,691
  Accounts Receivables                    6,345,708           6,824,594
  Receivables - Other (Note C)                 -0-            4,308,481
  Inventories (Note B)                    6,895,601           6,342,379
  Prepaid expenses                          395,967             165,731
  Refundable Income Taxes                      -0-              853,783
                                       ------------        ------------
       Total current assets              13,660,168          18,527,659


Property, plant and equipment
 At cost                                 10,283,060          10,187,905
   Less accumulated depreciation
     and amortization                    (2,349,579)         (1,956,503)
                                       ------------        ------------
                                          7,933,481           8,231,402

Other assets
   Goodwill                              21,278,513          21,586,547
   Other                                  1,451,279           1,568,208
                                       ------------       -------------
                                         22,729,792          23,154,755
                                       ------------       -------------


       Total assets                    $ 44,323,441        $ 49,913,816
                                       ============        ============




See accompanying Notes to Financial Statements.





                                    3 of 14


                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets
                                  (continued)





                                      June 30, 1994     December 31, 1993
                                        (Unaudited)          (Audited)
                                     ----------------   -----------------
Current liabilities

  Accounts payable                      $ 5,506,044         $ 6,660,088
  Deferred Income Taxes                     329,531             326,345
  Accrued expenses                          446,790             487,436
  Accrued other, including
    acquisition costs                       122,236             171,160
                                        -----------         -----------
      Total current liabilities           6,404,601           7,645,029


Long-term obligations
  less current maturities                 4,156,000           9,948,000
Deferred Income Taxes                     1,641,690           2,507,018
                                         ----------          ----------
  Total non-current liabilities           5,797,690          12,455,018


Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares
  Common Stock - $.10 par value;
    authorized 13,000,000 shares;
    issued and outstanding 3,932,777
    and 3,932,780                           393,279             393,279
  Additional paid in capital             41,878,573          41,878,573
  Accumulated deficit                   (10,150,702)        (12,458,083)
                                        -----------         -----------
                                         32,121,150          29,813,769
                                        -----------         -----------

                                        $44,323,441         $49,913,816
                                        ===========         ===========



See accompanying Notes to Financial Statements.





                                    4 of 14


                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                  (Unaudited)

                         For the 3 month periods ended:

                                      June 30, 1994         June 30, 1993
                                    ---------------        --------------

Net Sales                              $10,864,139           $11,127,203

Cost of Goods Sold                       9,141,817             8,675,949
                                       -----------           -----------

     Gross profit                        1,722,322             2,451,254

Selling, general and administrative
   expenses                              1,731,445             1,592,830
Amortization of intangibles                218,448               215,769
                                       -----------           -----------

     Operating profit (loss)              (227,571)              642,655

Other (income) expense
  Interest expense                         191,860               134,701
  Other                                        158               ( 7,941)
                                       -----------           -----------
                                           192,018               126,760
                                       -----------           -----------
     Earnings (loss) before income
     taxes and extraordinary items        (419,589)              515,895

Income taxes (benefit)                    ( 63,000)              190,800
                                       -----------           -----------
     Earnings (loss) before extra-
     ordinary items                       (356,589)              325,095

Extraordinary gain (net of income
     taxes) (Note C)                     2,994,797                  -0-
                                       -----------           -----------

     Net earnings                      $ 2,638,208           $   325,095
                                       ===========           ===========

Earnings (loss) per common share:
     Earnings (loss) before extra-
      ordinary item                    $     (.09)            $      .08
     Extraordinary item                $      .76             $      -0-
                                       ----------             ----------
     Net earnings                      $      .67             $      .08
                                       ==========             ==========

Weighted average shares outstanding     3,932,778              3,939,211

See accompanying Notes to Financial Statements.



                                    5 of 14

                       Specialty Chemical Resources, Inc.

                    Condensed Statements of Operations
                                 (Unaudited)

                         For the 6 month periods ended:

                                      June 30, 1994         June 30, 1993
                                    ---------------        --------------
Net Sales                              $20,494,879           $21,402,167

Cost of Goods Sold                      17,181,447            16,762,419
                                       -----------           -----------

     Gross profit                        3,313,432             4,639,748

Selling, general and administrative
   expenses                              3,309,394             3,081,738
Amortization of intangibles                436,896               431,537
                                       -----------           -----------

     Operating profit (loss)              (432,858)            1,126,473

Other (income) expense
  Interest expense                         320,647               222,882
  Other                                     (3,089)              (20,367)
                                       -----------           -----------
                                           317,558               202,515
                                       -----------           -----------
     Earnings (loss) before income
     taxes and extraordinary items        (750,416)              923,958

Income taxes (benefit)                    ( 63,000)              339,800
                                       -----------           -----------
     Earnings (loss) before extra-
     ordinary items                       (687,416)              584,158

Extraordinary gain (net of income
     taxes) (Note C)                     2,994,797                  -0-
                                       -----------           -----------

     Net earnings                      $ 2,307,381           $   584,158
                                       -----------           -----------

Earnings (loss) per common share:
     Earnings (loss) before extra-
      ordinary item                    $     (.17)            $      .15
     Extraordinary item                $      .76             $      -0-
                                       ----------             ----------
     Net earnings                      $      .59             $      .15
                                       ==========             ==========

Weighted average shares outstanding     3,932,778              3,937,806

See accompanying Notes to Financial Statements.



                                    6 of 14


                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                         For the 3 month periods ended:


                                          June 30, 1994     June 30, 1993
                                         --------------    --------------
Net cash provided (used) by operating
  activities                              $ 5,429,680       $(2,254,287)

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment - net                           ( 44,299)         ( 42,097)
                                          -----------        ----------

       Net cash provided (used) by
         investing activities                ( 44,299)         ( 42,097)

Cash flows from financing activities:
  Payments on revolver                     (8,085,000)       (4,268,330)
  Proceeds on revolver                      2,695,000         6,521,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities              (5,390,000)        2,252,670
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                 ( 4,619)          (43,714)

Cash and cash equivalents at beginning
  of period                                    27,511            44,694
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $    22,892       $       980
                                          ===========       ===========




See accompanying Notes to Financial Statements.





                                    7 of 14

                       Specialty Chemical Resources, Inc.

                    Condensed Statements of Cash Flows
                                 (Unaudited)

                         For the 6 month periods ended:


                                          June 30, 1994     June 30, 1993
                                         --------------    --------------
Net cash provided (used) by operating
  activities                              $ 5,877,356       $(3,902,685)

Cash flows from investing activities:

  Expenditures for property, plant and
   equipment - net                           ( 95,155)         ( 74,776)
                                          -----------        ----------

       Net cash provided (used) by
         investing activities                ( 95,155)         ( 74,776)

Cash flows from financing activities:
  Payments on revolver                    (13,295,000)       (7,049,330)
  Proceeds on revolver                      7,503,000        10,949,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities              (5,792,000)        3,899,670
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                  (9,799)          (77,791)

Cash and cash equivalents at beginning
  of period                                    32,691            78,771
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $    22,892       $       980
                                          ===========       ===========




See accompanying Notes to Financial Statements.





                                    8 of 14

                      Specialty Chemical Resources, Inc.

                         Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (The Company) at December 31, 1993 and June 30, 1994 and the results of operations and cash flows for the interim periods ended June 30, 1994.

         Company inadvertently used a 10 year life for depreciation on machinery and equipment placed into service this year (assets replaced due to December, 1992 Macedonia plant fire). The Company has determined the useful life on this machinery and equipment to be 16 years. For the six-months ended June 30, 1994, the impact (related to the change in depreciation) to earnings before income taxes and extraordinary items was $108,645 and for the quarter $54,496. The tax affect for the six-months ended June 30, 1994 and the quarter was $9,000.

     Any other significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.

Note B - Inventories

     Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

     The Company's inventories consisted of the following at:

                                         June 30,       December 31,
                                           1994            1993
                                       -----------      -----------
       Raw materials                    $4,138,038      $4,181,837
       Finished goods                    3,331,336       2,734,315
                                        ----------      ----------
         Total FIFO cost                 7,469,374       6,916,152

       Less: Excess of FIFO cost over
             LIFO                          573,773         573,773
                                        ----------      ----------
         Total LIFO cost                $6,895,601      $6,342,379
                                        ----------      ----------

Note C - Receivables - Other and Extraordinary Item

         During the six-month period ended June 30, 1994, the Company received a total of $8,396,814 from its insurance carrier. The final payment, received June 24, 1994, in the amount of $6,588,333 represents final


                                    9 of 14
settlement on all claims for the December, 1992 fire. The repayment of these monies was first used to reduce "Receivables - Other" with the remainder resulting in an extraordinary gain of $2,994,797 (net of taxes).

Note D - Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company other than that which was reported on the Company's most recent Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         In December, 1992, the company experienced a non-chemical fire at its Macedonia, Ohio facility. The fire adversely effected production capabilities at this facility, which adverse effect continued through 1993.

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Statement of Operations.

                                                   Six Months Ended    Three Months Ended
                                                       June  30,            June 30,
                                                   -----------------   ------------------
                                                      1994      1993        1994     1993
                                                      ----      ----        ----     ----

Net sales.........................................   100.0%    100.0%     100.0%    100.0%

Cost of goods sold................................    83.8%     78.3%      84.1%     78.0%
                                                     ------    ------     ------    ------

  Gross profit....................................    16.2%     21.7%      15.9%     22.0%

Selling, general and administrative expenses......    16.1%     14.4%      15.9%     14.3%

  Operating profit.(loss).........................    (2.1%)     5.3%      (2.1%)     5.8%

Interest expense..................................     1.6%      1.0%       1.8%      1.2%


         Net sales of $20,494,879 for the six-month period ended June 30, 1994, were $907,288, or 4.2%, below the comparable period in the prior year. This decrease was a result of reduced demand for automotive and industrial maintenance products.

         For the second quarter ended June 30, 1994, net sales of $10,864,139 were $263,064, or 2.4%, below the comparable period, in the prior year. This decrease was mainly attributable to the same factors discussed above with respect to the six-month period ended June 30, 1994.

         Cost of goods sold for the six-month period ended June 30, 1994, increased by $419,028 as compared to the same period in the prior year. This increase was due principally to increased charges for utilities and


                                    10 of 14
increased repair/maintenance expense. Cost of goods sold increased as a percentage of net sales from 78.3% to 83.8% for the six-month periods ended June 30, 1993 and 1994, respectively. The increase in percent of sales was due to reduced sales during the 1994 period.

         Cost of goods sold increased by $465,868 for the three-months ended June 30, 1994. This increase was due principally to charges discussed above. Cost of goods sold increased as a percentage of net sales from 78.0% to 84.1% for the three-months ended June 30, 1994 as compared to the same period in the prior year. The increase was due primarily to reduce sales during the 1994 period.

         Selling, general and administrative expenses were $3,309,394 for the six-month period June 30, 1994, or 16.1% of net sales. Selling, general and administrative expenses were $3,081,738 or 14.4% of net sales for the same period in 1993. The increase of $227,656 was due principally to an increase in commission expense incurred from the sales of branded products and increased freight charges. The increase in percent of sales was due primarily to reduced sales during the 1994 period.

         Selling, general, and administrative expenses were $1,731,445 for the quarter end June 30, 1994, or 15.9% of net sales. Selling, general, and administrative expenses were $1,592,830, or 14.3% of net sales for the same period in 1993. The increase $138,615 was due principally to increases in medical insurance expense as well as increased freight charges, while the increase in percent of sales was due to reduced sales during the 1994 period.

         Interest expense for the six-months ended June 30, 1994, was 1.6% of net sales versus 1.0% for the comparable period in the prior year. Interest expense was $320,647 for the six-months ended June 30, 1994, an increase of $97,765 from the six-months ended June 30, 1993. This increase was due to increased borrowing as well as higher interest rates. See "Liquidity and Capital Resources".

         Interest expense for the quarter ended, June 30, 1994, was 1.8% of net sales versus 1.2% for the comparable period in the prior year. Interest expense was $191,860 for the quarter ended June 30, 1994, an increase of $57,159 from the quarter ended June 30, 1993. The increase was due to the reasons discussed above. See "Liquidity and Capital Resources".

         The Company recorded net earnings for the six-months ended June 30, 1994, of $2,307,381, or $.59 per share on weighted average shares outstanding of 3,932,778. This compared to a net earnings of $584,158, or $.15 per share on weighted average shares outstanding of 3,937,806 for the same period in the prior year. The earnings for the six-month period ended June 30, 1994 were the result of an extraordinary gain of $2,994,797 (net of taxes). The extraordinary gain resulted from the insurance settlement on the property and business interruption costs related to the December, 1992 fire at the Macedonia, Ohio plant. Had the Company not recognized the extraordinary gain, a net loss would have been reported of $687,416 or $.17 per share on 3,932,778 weighted average shares outstanding.

                                    11 of 14

          For the quarter ended June 30, 1994, the Company earned $.67 per share on weighted average shares outstanding of 3,932,778 as compared to $.08 per share on weighted average shares outstanding of 3,939,211 for the same period in the prior year. The earnings for the quarter ended June 30, 1994 were the result of the recognition of the extraordinary gain discussed above. Had the Company not recognized the extraordinary gain, a net loss would have been reported of $356,589, or $.09 per share on 3,932,778 weighted average shares outstanding.

Liquidity and Capital Resources

     As of June 30, 1994, the Company's ratio of current assets to current liabilities was 2.13 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .99 to 1.

         During the six-months ended June 30, 1994, the Company incurred $320,647 in interest expense and made interest payments totaling $266,043. Accrued interest at June 30, 1994 was $113,332. Substantially all of the Company's interest expense was related to the "Credit Agreement" discussed below.

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

         Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to restrictions on distributions from the Company to its stockholders, maintenance of certain financial ratios and levels of tangible net worth and limits on capital expenditures. As a result of the fire, the Company has used funds for the replacement of damaged equipment in advance of insurance proceeds. On January 4, 1994, the Company entered into a ninety (90) day $1,500,000 note at an interest rate equal to the prime rate with its senior lender to fund operations until insurance proceeds became available. On June 24, 1994, the note was repaid in full with a portion of the proceeds received from the Company's insurance carrier as final settlement of all claims related to the December, 1992 fire. The balance of the funds received were used to reduce the amount outstanding under the "Credit Agreement". As a result of the foregoing, as of June 30, 1994, approximately $5.8 million was unused and available under the Credit Agreement.

         The Company spent $95,155 on capital improvements during the six-month period ended June 30, 1994. The Company expects to spend approximately $500,000 on capital improvements during the current fiscal year. Such expenditures are expected to be funded from cash generated by operations and borrowings under the Credit Agreement.

                                    12 of 14

Part II - Other Information

Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)   No exhibits are included with this report.
(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1994.





                                    13 of 14

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.





     By:/s/  COREY ROTH                                 March 22, 1995
        --------------------------------
        Corey Roth
        Vice President, and Treasurer
        (Principal Financial Officer)





                                    14 of 14