Form 10-Q/A
period 1994-09-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1995-03-23
CIK 703645

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


For the quarter ended September 30, 1994    Commission file number 1-11013



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

     The number of outstanding shares of the registrant's common stock as of October 25, 1994 was 3,932,777. The registrant has no other class of stock outstanding.



_________________________________________________________________________
______________________________Page 1 of 14_______________________________

                       Specialty Chemical Resources, Inc.

                                  Form 10-Q/A

                    For the quarter ended September 30, 1994

                                     Index



Part I    Financial Information                                      Page


  Item 1. Financial Statements..........................................3

          Condensed Balance Sheets......................................3

          Condensed Statements of Operations, 3 Months..................5

          Condensed Statements of Operations, 9 Months..................6

          Condensed Statements of Cash Flows, 3 Months..................7

          Condensed Statements of Cash Flows, 9 Months..................8

          Notes to Financial Statements.................................9


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................10



Part II   Other Information

  Item 1. Legal Proceedings............................................13

  Item 6. Exhibits & Reports on Form 8-K...............................13





                                    2 of 14

                       PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements

                      Specialty Chemical Resources, Inc.

                           Condensed Balance Sheets



                                    September 30, 1994   December 31, 1993
                                        (Unaudited)          (Audited)
                                       -------------     -----------------
Current assets
  Cash and cash equivalents            $     18,324        $     32,691
  Accounts Receivables                    6,401,224           6,824,594
  Receivables - Other (Note C)                 -0-            4,308,481
  Inventories (Note B)                    7,254,311           6,342,379
  Prepaid expenses                          366,654             165,731
  Refundable Income Taxes                      -0-              853,783
                                       ------------        ------------
       Total current assets              14,040,513          18,527,659


Property, plant and equipment
 At cost                                 10,411,060          10,187,905
   Less accumulated depreciation
     and amortization                    (2,544,627)         (1,956,503)
                                       ------------        ------------
                                          7,866,433           8,231,402

Other assets
   Goodwill                              21,124,496          21,586,547
   Other                                  1,404,245           1,568,208
                                       ------------       -------------
                                         22,528,741          23,154,755
                                       ------------       -------------


       Total assets                    $ 44,435,687        $ 49,913,816
                                       ============        ============




See accompanying Notes to Financial Statements.





                                    3 of 14

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets
                                  (continued)






                                    September 30, 1994  December 31, 1993
                                        (Unaudited)          (Audited)
                                     ----------------   -----------------
Current liabilities

  Capital lease obligations             $     2,800         $    -0-
  Accounts payable                        5,018,261           6,660,088
  Deferred Income Taxes                     337,261             326,345
  Accrued expenses                          998,315             487,436
  Accrued other, including
    acquisition costs                       137,845             171,160
                                        -----------         -----------
      Total current liabilities           6,494,482           7,645,029


Long-term obligations
  less current maturities                 4,800,000           9,948,000
Capital lease obligations                    10,171              -0-
Deferred Income Taxes                     1,690,111           2,507,018
                                         ----------          ----------
  Total non-current liabilities           6,500,282          12,455,018


Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares
  Common Stock - $.10 par value;
    authorized 13,000,000 shares;
    issued and outstanding 3,932,777
    and 3,932,780                           393,279             393,279
  Additional paid in capital             41,878,573          41,878,573
  Accumulated deficit                   (10,830,929)        (12,458,083)
                                        -----------         -----------
                                         31,440,923          29,813,769
                                        -----------         -----------

                                        $44,435,687         $49,913,816
                                        ===========         ===========


See accompanying Notes to Financial Statements.




                                    4 of 14

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                  (Unaudited)

                         For the 3 month periods ended:

                                   September 30, 1994    September 30, 1993
                                   ------------------    ------------------
Net Sales                              $11,942,573           $12,821,542

Cost of Goods Sold                       9,966,231             9,961,541
                                       -----------           -----------

     Gross profit                        1,976,342             2,860,001

Selling, general and administrative
   expenses                              1,698,557             1,602,314
Amortization of intangibles                218,448               215,769
                                       -----------           -----------

     Operating profit (loss)                59,337             1,041,918

Other (income) expense
  Interest expense                         134,648               141,682
  Other                                    (15,084)              ( 7,850)
                                       -----------           -----------
                                           119,564               133,832
                                       -----------           -----------
     Earnings (loss) before income
     taxes and extraordinary items        ( 60,227)              908,086

Income taxes (benefit)                    (211,000)              329,200
                                       -----------           -----------
     Net Earnings (loss) before extra-
     ordinary items                        150,773               578,886

Extraordinary gain (loss)                 (831,000)                -
                                       -----------           -----------

     Net earnings (loss)               $  (680,227)          $   578,886
                                       -----------           -----------

Earnings (loss) per common share:
     Earnings (loss) before extra-
      ordinary item                    $      .04           $       .15
     Extraordinary item                $     (.21)          $       .00
                                       ----------           -----------
     Net Earnings                      $     (.17)          $       .15
                                       ==========           ===========


Weighted average shares outstanding     3,932,777              3,948,377

See accompanying Notes to Financial Statements.



                                    5 of 14

                       Specialty Chemical Resources, Inc.

                      Condensed Statements of Operations
                                 (Unaudited)

                         For the 9 month periods ended:

                                   September 30, 1994    September 30, 1993
                                   ------------------    ------------------
Net Sales                              $32,437,452           $34,223,709

Cost of Goods Sold                      27,147,678            26,723,960
                                       -----------           -----------

     Gross profit                        5,289,774             7,499,749

Selling, general and administrative
   expenses                              5,007,951             4,684,052
Amortization of intangibles                655,344               647,306
                                       -----------           -----------

     Operating profit (loss)              (373,521)            2,168,391

Other (income) expense
  Interest expense                         455,295               364,564
  Other                                    (18,173)              (28,217)
                                       -----------           -----------
                                           437,122               336,347
                                       -----------           -----------
     Earnings (loss) before income
     taxes and extraordinary items        (810,643)            1,832,044

Income taxes (benefit)                    (274,000)              669,000
                                       -----------           -----------
     Net earnings (loss) before extra-
     ordinary items                       (536,643)            1,163,044

Extraordinary gain (net of income
     taxes) (Note C)                     2,163,797                  -0-
                                       -----------           -----------

     Net earnings                      $ 1,627,154           $ 1,163,044
                                       ===========           ===========

Earnings (loss) per common share:
     Earnings (loss) before extra-
      ordinary item                    $     (.14)            $      .29
     Extraordinary item                $      .55             $      -0-
                                       ----------             ----------
     Net earnings                      $      .41             $      .29
                                       ==========             ==========

Weighted average shares outstanding     3,932,777              3,945,423

See accompanying Notes to Financial Statements.



                                    6 of 14

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                         For the 3 month periods ended:


                                     September 30, 1994  September 30, 1993
                                     ------------------  ------------------
Net cash provided (used) by operating
  activities                              $  (399,461)       $ (488,037)

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment - net                           (259,278)               37
                                          -----------        ----------

       Net cash provided (used) by
         investing activities                (259,278)               37

Cash flows from financing activities:
  Increase (decrease) in capital lease
   obligations                                 10,171             -
  Payments on revolver                     (1,870,000)       (4,760,000)
  Proceeds on revolver                      2,514,000         5,248,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities                 654,171           488,000
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                 ( 4,568)            -

Cash and cash equivalents at beginning
  of period                                    22,892               980
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $    18,324       $       980
                                          ===========       ===========




See accompanying Notes to Financial Statements.





                                    7 of 14

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                         For the 9 month periods ended:


                                     September 30, 1994  September 30, 1993
                                     ------------------  ------------------

Net cash provided (used) by operating
  activities                              $ 5,477,895       $(4,390,722)

Cash flows from investing activities:

  Expenditures for property, plant and
   equipment - net                           (354,433)         ( 74,739)
                                          -----------        ----------

       Net cash provided (used) by
         investing activities                (354,433)         ( 74,739)

Cash flows from financing activities:
  Payments on revolver                    (15,165,000)      (11,809,330)
  Increase (decrease) in capital lease
   obligations                                 10,171             -
  Proceeds on revolver                     10,017,000        16,197,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities              (5,137,829)        4,387,670
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                 (14,367)          (77,791)

Cash and cash equivalents at beginning
  of period                                    32,691            78,771
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $    18,324       $       980
                                          ===========       ===========




See accompanying Notes to Financial Statements.



                                    8 of 14

                      Specialty Chemical Resources, Inc.

                         Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (The Company) at December 31, 1993 and September 30, 1994 and the results of operations and cash flows for the interim periods ended September 30, 1994.

         Company inadvertently used a 10 year life for depreciation in machinery and equipment placed into service this year (assets replaced due to December, 1992 Macedonia plant fire). The Company has determined the useful life on this machinery and equipment to be 16 years. For the nine-months ended September 30, 1994, the impact (related to the change in depreciation) to earnings before taxes and extraordinary items was $164,042 and for the quarter $55,397. The effective tax rate for the nine-months ended September 30, 1994 was revised to 33.8% upon electing gain recognition on the replacement of the fire damaged assets with the filing of the tax return in the third quarter.
The tax affect based on this revised rate for the nine-months ended September 30, 1994 and the quarter was a benefit of $211,000. The extraordinary gain booked in the second quarter had a tax impact of $831,000 of tax, which arose on the replacement of the fire damaged assets with the filing of the tax return.

     Any other significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.


Note B - Inventories

     Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

     The Company's inventories consisted of the following at:

                                      September 30,     December 31,
                                          1994             1993
                                      ------------      -----------
       Raw materials                    $4,490,782      $4,181,837
       Finished goods                    3,337,302       2,734,315
                                        ----------      ----------
         Total FIFO cost                 7,828,084       6,916,152

       Less: Excess of FIFO cost over
             LIFO                          573,773         573,773
                                        ----------      ----------
         Total LIFO cost                $7,254,311      $6,342,379
                                        ----------      ----------

                                    9 of 14

Note C - Receivables - Other and Extraordinary Item

         During the nine-month period ended September 30, 1994, the Company received a total of $8,396,814 from its insurance carrier. The final payment, received June 24, 1994, in the amount of $6,588,333 represents final settlement on all claims for the December, 1992 fire. The repayment of these monies was first used to reduce "Receivables - Other" with the remainder resulting in an extraordinary gain of $2,163,797 (net of taxes).

Note E - Legal Proceedings

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

                                                   Nine Months Ended    Three Months Ended
                                                     September  30,        September 30,
                                                   -----------------     -----------------
                                                      1994      1993        1994     1993
                                                      ----      ----        ----     ----
Net sales.........................................   100.0%    100.0%     100.0%    100.0%

Cost of goods sold................................    83.7%     78.1%      83.5%     77.7%
                                                     ------    ------     ------    ------

  Gross profit....................................    16.3%     21.9%      16.5%     22.3%

Selling, general and administrative expenses......    15.4%     13.7%      14.2%     12.5%

  Operating profit.(loss).........................    (1.2%)     6.3%        .5%      8.1%

Interest expense..................................     1.4%      1.1%       1.1%      1.1%


         Net sales of $32,437,452 for the nine-month period ended September 30, 1994, were $1,786,257, or 5.2%, below the comparable period in the prior year. This decrease was a result of reduced demand for automotive and industrial maintenance products.

         For the third quarter ended September 30, 1994, net sales of $11,942,573 were $878,969, or 6.9%, below the comparable period, in the


                            10 of 14
prior year. This decrease was mainly attributable to the same factors discussed above with respect to the nine-month period ended September 30, 1994.

         Cost of goods sold for the nine-month period ended September 30, 1994, increased by $423,718 as compared to the same period in the prior year. This increase was due principally to increased charges for utilities and increased repair/maintenance expense.

         Cost of goods sold increased as a percentage of net sales from 78.1% to 83.7% for the nine-month periods ended September 30, 1993 and 1994, respectively. The increase in percent of sales was due to reduced sales during the 1994 period.

         Cost of goods sold increased by $4,690 for the three-months ended September 30, 1994. Cost of goods sold increased as a percentage of net sales from 77.7% to 83.5% for the three-months ended September 30, 1994 as compared to the same period in the prior year. The increase was due primarily to reduce sales during the 1994 period.

         Selling, general and administrative expenses were $5,007,951 for the nine-month period September 30, 1994, or 15.4% of net sales. Selling, general and administrative expenses were $4,684,052 or 13.7% of net sales for the same period in 1993. The increase of $323,899 was due principally to an increase in commission expense incurred from the sales of branded products and increased freight charges. The increase in percent of sales was due primarily to reduced sales during the 1994 period.

         Selling, general, and administrative expenses were $1,698,557 for the quarter end September 30, 1994, or 14.2% of net sales. Selling, general, and administrative expenses were $1,602,314, or 12.5% of net sales for the same period in 1993. The increase $96,243 was due principally to an increase in commission expense incurred from the sales of branded products. The increase in percent of sales was due to reduced sales during the 1994 period.

         Interest expense for the nine-months ended September 30, 1994, was 1.4% of net sales versus 1.1% for the comparable period in the prior year. Interest expense was $455,295 for the nine-months ended September 30, 1994, an increase of $90,731 from the nine-months ended September 30, 1993. This increase was due to increased borrowing as well as higher interest rates. See "Liquidity and Capital Resources".

         Interest expense for the quarters ended, September 30, 1994, was 1.1% of net sales the same as 1.1% for the comparable period in the prior year. Interest expense was $134,648 for the quarter ended September 30, 1994, a decrease of $7,034 from the quarter ended September 30, 1993. See "Liquidity and Capital Resources".

         The Company recorded net earnings for the nine-months ended September 30, 1994, of $1,627,154, or $.41 per share on weighted average shares


                            11 of 14
outstanding of 3,932,777. This compared to a net earnings of $1,163,044, or $.29 per share on weighted average shares outstanding of 3,945,423 for the same period in the prior year. The earnings for the nine-month period ended September 30, 1994 were the result of an extraordinary gain of $2,163,797 (net of taxes), or $.55 per share on weighted average shares outstanding of 3,932,777. The extraordinary gain resulted from the insurance settlement on the property and business interruption costs related to the December, 1992 fire at the Macedonia, Ohio plant. Had the Company not recognized the extraordinary gain, a net loss would have been reported of $536,643, or $.14 per share on 3,932,777 weighted average shares outstanding.

          For the quarter ended September 30, 1994, the Company lost $.17 per share on weighted average shares outstanding of 3,932,777 as compared to earning $.15 per share on weighted average shares outstanding of 3,948,777 for the same period in the prior year. The earnings for the quarter ended September 30, 1994, were effected by an $831,000 tax adjustment or $.21 per share on the extraordinary gain realized in the second quarter. The tax adjustment arose upon electing gain recognition on the replacement of the fire damaged assets with the filing of the tax return in the third quarter. Had the Company not recognized the extraordinary loss, a net gain would have been reported of $150,773, or $.04 per share on 3,932,777 weighted average shares outstanding.


Liquidity and Capital Resources

         As of September 30, 1994, the Company's ratio of current assets to current liabilities was 2.39 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was 1.13 to 1.

         During the nine-months ended September 30, 1994, the Company incurred $455,295 in interest expense and made interest payments totaling $368,657. Accrued interest at September 30, 1994 was $76,514. Substantially all of the Company's interest expense was related to the "Credit Agreement" discussed below.

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

         Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to restrictions on distributions from the Company to its stockholders, maintenance of certain financial ratios and levels of tangible net worth and limits on capital expenditures. As of September 30, 1994,

                                    12 of 14
approximately $5,380,000 was unused and available under the Credit Agreement.

         The Company spent $223,155 on capital improvements during the nine-month period ended September 30, 1994. The Company expects to spend approximately $500,000 on capital improvements during the current fiscal year. Such expenditures are expected to be funded from cash generated by operations and borrowings under the Credit Agreement.



Part II - Other Information

Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)   No exhibits are included with this report.
(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1994.





                                    13 of 14

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.





     By: /s/  COREY ROTH                                   March 22, 1995
         -----------------------------------
        Corey Roth
        Vice President, and Treasurer
        (Principal Financial Officer)





                                    14 of 14