Form 10-K405
SPECIALTY CHEMICAL RESOURCES INC
filed 1995-03-30
CIK 703645

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

                                 ANNUAL REPORT

                      Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

For the calendar year ended December 31, 1994 Commission file no 1-11013
                            -----------------                    -------

                      SPECIALTY CHEMICAL RESOURCES, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                         34-1366838
      -------------------------         ---------------------------
       (State of incorporation)         (I.R.S. Employer I.D. No.)

       9100 Valley View Road, Macedonia, Ohio       44056
      -----------------------------------------   ----------
       (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:     (216) 468-1380
                                                      ----------------
Securities registered pursuant to Section 12(b) of the Act:

     Common Stock, par value $.10 per share.

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 10, 1995 was $12,652,360.

     As of February 10, 1995, 3,932,776 shares of the Registrant's Common Stock were outstanding.

Documents  Incorporated  by  Reference:   The registrant's definitive proxy
statement for its 1995 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year end, December 31, 1994, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing of such document.

---------------------------------------------------------------------------

                                     PART I

ITEM 1.

GENERAL. The Company was incorporated in Delaware in 1982 for the purpose of operating family oriented restaurants and entertainment centers. By 1988, the Company had concluded that enhanced growth required a change in the Company's business focus from the operation of the restaurants to the building of an industrial corporation. As a result, the Company acquired Aerosol Systems, Inc. ("ASI"), effective December 31, 1988, for an aggregate purchase price of approximately $40,000,000, of which approximately $14,750,000 was paid for stock and approximately $25,250,000 worth of liabilities were assumed. Further, the Company disposed of the restaurants October 31, 1991. ASI was merged into the Company on December 30, 1992.

     The Company's principal executive offices are located at 9100 Valley View Road, Macedonia, Ohio 44056; telephone (216) 468-1380. Unless the context otherwise indicates, the term "Company" refers to Specialty Chemical Resources, Inc.

     On February 26, 1992, the Company effected a 1-for-14 reverse stock split, whereby each share of the Common Stock of the Company outstanding immediately prior to the reverse split was converted into 1/14 of a share of the Common Stock. Unless otherwise indicated, the information in this Report is adjusted to reflect the 1-for-14 reverse stock split.


BUSINESS. The Company is a leading custom formulator and packager of specialty chemical products, primarily for the automotive service and industrial maintenance markets. The Company specializes in developing, formulating and packaging new products for customers which do not have the expertise or volume to maintain captive research and development departments and manufacturing operations. The Company produces and sells over 1200 "proprietary" chemical formulations, substantially all of which are packaged in aerosol containers.
In 1994, the Company sold approximately 37 million units. These proprietary formulations represent know-how of the Company developed through the skill and experience of its employees. These proprietary formulations are not patented. Approximately 83% of the Company's sales are of its proprietary products sold under the brand names of the Company's customers. The Company's products include cleaners, sealants, gasket components, lubricants, waxes, adhesives, paints, coatings, degreasers, polishes, anti-statics and tire inflators. Substantially all of the Company's products are used by professionals in commercial applications. In addition, the Company produces and sells its own branded products under the Taylor Made Products (TMP) and Aerosol Maintenance Products (AMP) names. Approximately 10% of the Company's sales are of its TMP products and approximately 7% of sales are of the Company's AMP products.

     The Company acts as an extension of its customers' marketing, research and development, procurement, production and quality control departments. It provides a wide range of services including: aerosol product design and concept origination; chemical formulation; container selection; marketing program development; labeling; filling and packaging; component and raw materials purchasing; vendor verification; regulatory compliance; inventory control and overall program management. As such, the Company differentiates itself from contract packagers, which fill aerosol cans for a fee but do not provide the same range of services. The Company believes that it is one of three companies providing such a wide range of services in the Company's product markets.

     The Company's customers are principally distribution companies. The Company sells to approximately 350 core accounts with no single customer accounting for 10% of the Company's sales. The Company provides customers with prompt shipment, normally within four weeks after receipt of order, and will accept short production run orders (as few as 100 cases), thereby reducing the inventory requirements of its customers. Approximately 85% of the Company's aggregate sales are to customers in the automotive service and the industrial maintenance markets. Other markets served by the Company include janitorial and sanitation, high tech electronic and electrical manufacturing, and art and crafts. Less than 6% of the Company's sales are to chain store merchandisers. The Company believes, based on its experience with its customers and its knowledge of its industry, that it is the only custom packager in its principal markets that provides this wide range of services, and on a routine basis will produce as few as 100 cases of a product and offers delivery within four weeks.

        The Company relies heavily on its pre-sale consultation and ongoing involvement with customers to establish long-term relationships. Its specialized equipment permits it to meet the varied needs of its customers. The Company's strong technical capabilities, proprietary products and formulations, manufacturing expertise and customer support are key elements in the Company's operating strategy.

        In December, 1992, the Company experienced a non-chemical fire at its Macedonia, Ohio facility. Machinery and equipment were damaged affecting the Company's production capabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



PRODUCT DEVELOPMENT PROCESS.   The product development process typically takes
six to nine months from new product concept origination to completion. Existing formulations may also serve as the basis for new products, in which case the product development process may be substantially accelerated.

        The Company's product development activities typically originate through the identification by the Company's sales or research and development personnel of a perceived product need for its customers and its potential customers. The Company also develops products by utilizing technology developed by third parties. After the product concept is originated, the Company develops the formula and manufactures samples of the product. The Company's sales staff then demonstrates the product for its customers, who field test the product through end-users. Concurrently, the Company conducts product stability tests in its laboratories. The Company makes any necessary adjustments resulting from customer and end-user comments. These adjustments may include changes in formulation, valve, spray pattern and propellant chemistry. Then, the Company, with customer input, designs the label, both for the aerosol cans and for the carton in which it is packaged. The Company's package and container design services include artistic design, writing of product instructions, product name creation and regulatory compliance, if necessary. Alternatively, the product concept origination may be initiated by the customer with the product development activity continuing in substantially the same way from that point forward.



PRODUCTS. Aerosol containers are a convenient, effective and efficient way to deliver thousands of products. The containers, 2.9 billion of which were sold in the United States in 1993, are generally made of steel or aluminum and can be recycled. Since 1978, when the use of chlorofluorocarbons ("CFC's") as propellant was discontinued in the United States, the Company's aerosol products generally have used compressed gases, such as carbon dioxide and nitrogen and liquified gases, such as propane and butane, as propellants. The Company's aerosol containers range from 4 ounces to 24 ounces in capacity. The Company combines its chemical formulation, an appropriate propellant, dip tube, valve, actuator, cap and the aerosol container to produce the final product.

        Products developed by the Company for the automotive service and industrial maintenance markets include cleaners, degreasers, lubricants and paints. The Company has also developed specialized products for the automotive service market, such as its patented non- flammable tire inflator, carburetor, brake and choke cleaners, gasket and trim adhesives, undercoatings, silicones, belt dressings, fabric protectors, and the Company's patented automobile fuel injection system cleaner, a specially formulated cleaner and a patented propellant system. Specialized products for the industrial maintenance market include molybdenum lubricants, food-grade lubricants and cleaners, release agents and protectors for injection and cast molding applications.

        In 1991 the Company introduced its environmentally responsive, water-carried (as opposed to solvent-carried), aerosol products under the
program name of SmartLine. TM   Products using this system significantly reduce
solvent release. Additionally, these products meet the National Fire Prevention Agency's most stringent fire prevention and storage standards for aerosol products. Products using this technology include a range of cleaners, degreasers and lubricants produced for the Company's principal markets.

        The Company has developed a number of products using barrier packages. In a typical aerosol, the propellant and product are mixed and released from the can as a foam or spray. In a barrier package, the product is separated from the propellant by a liner (a can within a can) and only the product, and not the propellant, is released. This is important with products that cannot be mixed with a propellant, such as room temperature vulcanizing silicones (RTV's), or products which are too viscous to be propelled through a standard aerosol, such as caulking compounds.

        The Company also produces its own brand name products through its Taylor Made Products Division (TMP), which are sold principally to the automotive do-it-yourself market through chain store merchandisers. The products include, cleaners, lubricants and degreasers. In addition, the Company produces its own brand name products through its Aerosol Maintenance Products Division (AMP). These products are sold principally to janitorial and sanitation supply distributors and include cleaning compounds and disinfectants.


MARKETING AND DISTRIBUTION. The Company's marketing and sales activities are carried out by eight full-time salaried salespersons, except for sales of the Company's brand name products, which are marketed and sold by 21 manufacturer's representative agencies. The Company's customers are distributors of a broad range of products to the automotive service and industrial maintenance markets. The Company's efforts to obtain sales involve detailed pre-production and ongoing involvement with a customer. The Company seeks to develop long-term customer relationships. More than 71% of the Company's current sales volume is attributable to customers who have been with the Company for more than 10 years. The Company's active core customers number more than 350, with no single customer accounting for 10% of the Company's net sales. Substantially all of the Company's customers are located in the eastern two-thirds of the United States.


RESEARCH AND DEVELOPMENT. The Company's research and development activities are directed toward aerosol product development and improvement, product screening and custom applications designed to meet the specific requirements of its customers. The Company's research and development activities involve both the formulation of proprietary chemical compounds and the development of associated aerosol delivery systems. The Company works with its customers to develop new products and to modify existing products for them. It also seeks to develop new, proprietary products such as its patented fuel injection system cleaner, water-carried aerosol products, and patented tire inflators. The Company's technical activities are carried out by four chemists and 11 laboratory technicians. The Company holds several registered trademarks and patents.

MANUFACTURING. The Company currently has two manufacturing facilities, one in Macedonia, Ohio and the other in Twinsburg, Ohio. Upon completion of its restructuring plan, the Company will have consolidated its two manufacturing facilities into the Macedonia facility (see Management's Discussion and Analysis and Note I to Financial Statements). The expanded facility will contain six production lines. Each line will have different characteristics, providing the Company with flexibility to accommodate the short production runs required for many customized products, the longer high speed production runs, and the specialized barrier packaging production. In addition, the Company will be able to package its products in one gallon cans, five gallon pails, and fifty-five gallon drums.

        In 1994, the Company sold approximately 37 million units. The handling of large volumes of liquid propellants requires that the manufacturing area be compartmentalized, permitting the isolation of each step in the production process. Control systems automatically shut down operation if safety limits are exceeded. Raw materials are stored within the plant, while propellants and solvents are stored in above- ground tanks outside the plant. The raw materials are moved as needed to the mixing area and the product is piped into a separate filling area where cans are filled. The cans are then conveyed into propellant charging rooms, two lines per room, where the propellant is loaded and the cans are crimped (sealed) automatically. After leaving the propellant charging room, the cans are coded and run through a hot water test tank to test for leaking and container integrity at elevated temperatures. In cases where the can label has not been preprinted, a label is applied. The cans are coded, then packed and palletized for shipment or, in some cases, stored in the warehouse on racks for order picking.

        The Company purchases its raw materials and components such as metal cans, chemicals, solvents, propellants, labels and other supplies from a broad range of suppliers. The Company is not experiencing any difficulty in obtaining adequate supplies of raw materials or purchased components and does not anticipate any such difficulty in the foreseeable future.

        The Company generally produces against firm commitment purchase orders and usually ships within 4 weeks from date of order. Accordingly, backlog is not material to the Company's business and is not indicative of future sales.

COMPETITION. The aerosol industry is highly fragmented geographically,along product lines and by production capacity. Within these areas, the industry is
highly  competitive.   Although  many  companies  perform  some  of the
individual operations and services carried out by the Company, and some of its competitors have greater financial and other resources, the Company believes it has few competitors that offer the same type of technical assistance, product formulation and packaging. Further, the Company's competitors do not routinely offer to produce as few as 100 cases of product and to deliver products within
four weeks.  These services are provided by the Company.   Most of the
Company's customers do not have their own aerosol research or production facilities. Because of the highly specialized nature of the Company's business, price, while important, is not normally the principal competitive factor. The Company believes that the principal competitive factors in the industry are quality of product and the product's ease of use by its end-user.

EMPLOYEES. As of January 31, 1995, the Company employed approximately 222 people on a full-time basis, of whom 82 are salaried and the remainder are hourly. All of the Company's hourly employees are represented by two collective bargaining units with collective bargaining agreements. One expired in November 1994, the other expires in February 1997. The Company considers its relationship with its employees to be good. There have not been any work stoppages or slowdowns due to labor related problems.

        In December, 1994 the Company and its employees substantially agreed on the fundamental terms of a new collective bargaining agreement to replace the one which expired in November, 1994. However, a binding collective bargaining agreement has not been executed. The Company expects to enter into a new collective bargaining agreement in 1995.

ENVIRONMENTAL MATTERS.   The Company's manufacturing facilities are subject to
extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to the land, surface, subsurface strata and water, and the generation, handling, storage, transportation, treatment and disposal of waste and materials, and are also subject to other federal, state and local laws and regulations regarding health and safety matters. Management believes that the Company's business, operations and facilities are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations. As a result, compliance with existing federal, state and local environmental laws is not expected to have a material effect upon the earnings or competitive position of the Company. However, management of the Company cannot predict the effect, if any, of environmental laws that may be enacted in the future. Capital expenditures for environmental control facilities for the next two fiscal years (exclusive of expenses that are expected to be substantially reimbursed) are not expected to be material. See "Legal Proceedings". Such costs, if any, should comprise a part of normal purchases of new or replacement equipment or facilities.


ITEM 2. PROPERTIES


PROPERTY. The Company's Macedonia and Twinsburg production facilities are leased. The 72,820 square feet Macedonia facility lease expires in 1997; the lease on 33,600 square feet Twinsburg plant will be maintained on a month to month basis until the facility is abandoned in accordance ith the Company's Restructuring Plan (see Management's Discussion and Analysis and Note I to Financial Statements). Under a lease amendment dated July 25, 1994, upon completion of certain leasehold improvements, the term of the Macedonia lease will be extended through the year 2005, with four (4) five-year unilateral options to extend the lease through the year 2025. The Company leases 8,000 square feet of space for its executive offices, which are located adjacent to the Macedonia plant. The lease expires in 1996. The Company also currently leases a warehouse in Macedonia, Ohio for the storage and distribution of its manufactured finished goods. This lease is currently maintained on a month to month basis. Negotiations are ongoing to establish a long term lease on this property.


ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS. The Company is currently involved in litigation and investigations pertaining to environmental concerns which preceded the Company's acquisition of ASI, which is now operated as a division of the Company.

        With respect to the environmental concerns at its Macedonia plant, in 1990 ASI entered into a Consent Order with the State of Ohio. ASI was required to submit a closure plan to address contamination identified at the property. ASI submitted the closure plan as required. In December 1991, ASI received a Notice of Deficiency with respect to the proposed closure plan from the Ohio EPA requesting that ASI address the deficiencies within 30 days (which it did) and that certain additional testing be undertaken by ASI. Ohio EPA also requested, in the event the remedial measures in the proposed closure plan are not successful within a two-year period, that at that time ASI provide supplemental or alternative measures to clean up the remaining contamination.

        On May 17, 1994, the Ohio EPA approved the revised closure plan which included unilateral modifications as deemed necessary by the Ohio EPA. On June 17, 1994, the Company appealed the Ohio EPA's action on the grounds that the unilateral modifications were unreasonable and unlawful. On January 6, 1995, the Company and the State of Ohio entered into a settlement agreement. The Company anticipates that, under this agreement, the Ohio EPA will issue a supplemental closure plan approval letter that will establish certain deadlines and further identify the scope of certain tasks. Upon issuance of the supplemental closure plan approval letter by the Ohio EPA, the Company will withdraw its appeal and the litigation will be terminated.

        Technical consultants to the Company have estimated the cost of implementing the proposed closure plan to be approximately $670,000, substantially all of which will be paid by former owners of the Company from funds that have been deposited in a trust account with Ohio EPA for that purpose. As of December 31, 1994, the trust contained approximately $786,000. Additionally, there is approximately $227,000 available to the Company in an environmental escrow established by the former owners of the Company (the "Environmental Escrow"). The Environmental Escrow requires the Company to participate in 38% of the costs incurred. The terms of the trust have no such participation requirement. If the remediation techniques proposed in the closure plan are not successful, or if supplemental or alternative technologies are required to be used, then the Company may incur costs in excess of the amounts in such trust and in the "Environmental Escrow". The Company believes, based on discussions with technical consultants, that the cost of the additional testing requested by Ohio EPA will be approximately $120,000 and that the cost of the supplemental or alternative clean up measures, if determined to be necessary, will not exceed $2,000,000.

        Other than the environmental matters discussed above, the Company is involved only in claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1994.


Executive Officers
------------------

     Set forth below is certain information concerning the Executive Officers of the Company. Officers of the Company are elected annually by the Board of Directors of the Company, and serve at the pleasure of the Board of Directors that elects them.


        NAME                  AGE                    POSITION
        ----                  ---                    --------
Edwin M. Roth                 67                    President, Chairman of the
                                                        Board and Director

Corey B. Roth                 37                    Vice President, Treasurer,
                                                        Asst. Secretary and
                                                        Director

John H. Ehlert                42                    Vice President and President of
                                                        the Aerosol Systems Division


      Mr. Edwin M. Roth has been a Director and President of the Company and Chairman of the Board of Directors of the Company since its formation in June 1982. Mr. Roth was Chief Executive Officer of ASI from the time of its acquisition in December 1988 until its merger into the Company in December 1992. Mr. Roth is the father of Mr. Corey B. Roth.

     Mr. Corey B. Roth has been Vice President of the Company since June 1982, a Director since October 1984 and Asst. Secretary since June, 1992. Mr. Roth served as Treasurer from November 1987 until January 30, 1990 and has again served in that capacity since June, 1992. Mr. Roth served as secretary from October 1984 until June 1992. Mr. Roth was Vice President of Administration of ASI from April 1989 until December 1992. Mr. Roth is the son of Mr. Edwin M. Roth.

     Mr. John H. Ehlert joined the Company in 1990. He has been Vice President of the Company since April 1992. Mr. Ehlert was President of ASI from April 1992 until December 1992. In December of 1992, he was named President of the Aerosol Systems Division.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.


     From March 21, 1989 to August 1, 1991, the Company's Common Stock was listed on the Interdealer Quotation System of NASDAQ ("NASDAQ System") under the symbol "MMNT". From August 1, 1991 to February 27, 1992, the Common Stock was eligible for trading in the over-the-counter market. On February 27, 1992 the Common Stock was listed on the American Stock Exchange ("AMEX") under the symbol "CHM".

     During 1994, the closing sales prices on AMEX ranged from $2.88 to $7.25. During 1993, the closing sales prices on AMEX ranged from $5.75 to $7.50. The following table sets forth the high and low sale prices by quarter for 1994 and 1993.



                             ___Calendar Year Ended December 31,__
                             -------------------------------------
                             _____1994____         _____1993_____
                             -------------         --------------
       Quarter               High       Low         High       Low
       -------               ----       ---         ----       ---
First Quarter........        7.250      4.125       6.375      5.750
Second Quarter.......        4.813      3.250       7.250      5.750
Third Quarter........        4.500      3.500       6.875      5.875
Fourth Quarter.......        4.063      2.875       7.500      6.375

____________________




     As of February 10, 1995, the closing price for the Common Stock on AMEX was $3.94. As of February 10, 1995, there were 625 holders of record of Common Stock.

     The Company has not paid cash dividends on its Common Stock and intends to follow a policy of retaining earnings in order to finance the continued growth and development of its business. Payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The terms of outstanding loans to the Company currently prohibit the Company from paying cash dividends to its stockholders in any fiscal year in excess of 20% of the Company's net income for such fiscal year.



ITEM 6.  SELECTED FINANCIAL DATA


     The selected financial data for the fiscal years 1990 through 1994 are derived from the Company's audited financial statements. All financial data have been restated to reflect the discontinued restaurant operations and the adoption of Financial Accounting Standards Board (FASB) Statement 109, "Accounting for Income Taxes". This information should be read in conjunction with the Company's Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, each of which is included elsewhere in this Report.


                                                              SELECTED FINANCIAL DATA
                                                      (in thousands, except per share data)

                                                                        Year Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1994         1993        1992          1991             1990
                                                  ------        ------      ------        ------           ------
Statement of Operations
  Data (1) (2) (3):
Net sales....................................    $   44,931     $   47,362    $  47,927      $   43,937  $   41,779
Cost of goods sold...........................        38,066         36,988       38,149          34,222      32,660
                                                 ----------     ----------    ---------      ----------  ----------
Gross Profit.................................         6,865         10,374        9,778           9,715       9,119
Selling, general and
  adminstrative expenses.....................         6,995          6,327        6,128           5,001       4,976
Amortization of intangibles..................           874            862          865             865         859
Restructuring Charges........................           954            --           --              --          --
                                                 ----------     ----------    ---------      ----------     --------
Operating profit (loss)......................        (1,958)         3,185        2,785           3,849       3,284

Other income (expense)
  Interest expense...........................          (560)          (531)      (1,051)         (3,836)     (4,211)
  Amortization of debt issuance expenses.....           --             --           (30)           (180)       (181)
  Other......................................            39             29           69               2         106
                                                 ----------     ----------    ---------      ----------     --------
                                                       (521)          (502)      (1,012)         (4,014)     (4,286)
                                                 ----------     ----------    ---------      ----------     --------
Earnings (Loss) from continuing operations
  before income taxes, extraordinary items
  and cumulative effect of a change in
  accounting principle.......................        (2,479)         2,683        1,773            (165)     (1,002)
Income tax benefits (expense)................           840           (944)        (775)            (31)        (11)
                                                 ----------     ----------    ---------      ----------     --------
Earnings (Loss) from continuing operations
  before extraordinary items and cumulative
  effect of a change in accounting
  principle..................................        (1,639)         1,739          998            (196)     (1,013)
Earnings (Loss) from discontinued
  operations.................................           --             --           --             (169)        367
                                                 ----------     ----------    ---------      ----------     --------
Earnings (Loss) before extraordinary items and
  cumulative effect of a change in accounting
  principle..................................        (1,639)         1,739          998            (365)       (646)

Extraordinary items:
  Gain/(loss) due to fire (net of income
    taxes)...................................         2,265           (884)         --              --          --
  Deferred financing cost and original issue
    discount (net of income taxes)...........           --             --          (714)            --          --
Cumulative effect of a change in accounting for
  deferred income taxes......................           --             --           --              --          241
                                                 ----------     ----------    ----------     -----------    ------------
Net earnings (loss)                              $      626     $      855    $     284      $     (365) $     (405)
                                                ===========   ============   ===========    ============   =============
Share Data (4):
  Earnings (Loss) per common share from:
    Continuing operations before extraordinary
      items and cumulative effect of a change
      in accounting principle................    $    (0.42)    $     0.44    $    0.29      $    (0.19)    $     (1.00)

      Discontinued operations................           --             --           --            (0.17)           0.36

      Extraordinary items....................          0.58          (0.22)       (0.21)            --              --

      Cumulative effect of a change in
        accounting for deferred income
        taxes................................           --             --           --              --             0.24
                                                -----------     ----------    ----------     ------------    ------------
      Net earnings (loss) ...................    $     0.16     $     0.22    $    0.08      $    (0.36)     $    (0.40)
                                                ===========   ============   ===========    ============    =============
Supplemental Earnings per share (5)..........      N/A            N/A         $    0.34            N/A            N/A
                                                ===========   ============   ===========    ============    =============
Dividends paid...............................           --             --           --              --              --
Weighted average common shares
  outstanding................................         3,935          3,946        3,443           1,008           1,008



                                                                        Year Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1994         1993        1992          1991             1990
                                                  ------        ------      ------        ------           ------


  Balance Sheet Data (1) (2):
Working Capital..............................    $     6,420    $    10,883   $    8,212     $     4,808     $     4,071
Total assets.................................    $    44,558    $    49,914   $   41,520     $    43,888     $    43,857
Long-term debt...............................    $     4,512    $     9,948   $    6,055     $    29,924(6)  $    30,124(6)
Stockholders' equity.........................    $    30,439    $    29,814   $   28,958     $     3,904     $     4,270



(1) A plan was adopted, effective April 1, 1991, to dispose of the Company's restaurant operations and on October 31, 1991, the Company completed disposition of the restaurants. All financial data have been restated to reflect the restaurant operations, as a discontinued business.

(2) All financial data have been restated to reflect the adoption of FASB Statement 109.

(3) At December 31, 1994, the Company had approximately $6,615,000 ofnet operating loss carryforwards available for federal income tax purposes. See "Management's Discussion and Analysis of Financial
     Condition and Results of Operations -- Income Taxes and Net Operating Loss Carryforwards" regarding limitations on the usage of these carryforwards.

(4) Common Stock data are restated to reflect a one for fourteen reverse stock split effective on February 26, 1992.

(5) The supplemental earnings per share is computed assuming the public stock offering had been effective on January 1, 1992 (See Note J to Financial Statements).

(6) Includes long-term obligations (less current maturities), subordinated note payable and common stock warrants of ASI subject to put options, which were exchanged for Company warrants in 1992 in conjunction with the common stock offering. See Notes C, D and E to Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. This discussion should be read in conjunction with the information contained in the Financial Statements and Notes thereto of the Company contained elsewhere in this Report.

     In December, 1992, the Company experienced a non-chemical fire at its Macedonia, Ohio facility. The fire has adversely effected production capabilities, which adverse effect continued through 1993 and into 1994. Since the first quarter of 1994, the Company's Macedonia facility has been fully operational.

     All financial data have been restated to reflect the adoption of FASB Statement 109.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales of certain items included in the Company's Statement of Operations.

                                            Year Ended December 31,
                                       --------------------------------
                                        1994         1993         1992
                                       ------       ------       ------
Net Sales..........................    100.0%       100.0%       100.0%
Cost of goods sold.................     84.7%        78.1%        79.6%
                                       ------       ------       ------
  Gross profit.....................     15.3%        21.9%        20.4%
Selling, general and administrative
  expenses.........................     15.6%        13.4%        12.8%
Amortization of intangibles........      1.9%         1.8%         1.8%
Restructuring charge...............      2.1%           -            -
                                        -----        -----        -----
  Operating profit.................     (4.3%)        6.7%         5.8%
Interest and amortization of debt
  issuance expense.................      1.2%         1.1%         2.3%

FISCAL YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO 1993

     Net sales of $44,931,000 for the year ended December 31, 1994 were $2,341,000 or 5.1% below the prior year. The decrease is due to softness in the markets for the Company's automotive and industrial maintenance products in the early part of the year and production inefficiencies as a result of fire related replacement equipment and operating procedures in the latter half of the year.

     Cost of goods sold for the year ended December 31, 1994 increased by $1,078,000 or 2.9% as compared to the prior year. As a percentage of net sales, cost of goods increased form 78.1% to 84.7%. This increase is due to production inefficiencies associated with the functioning of new equipment throughout 1994, coupled with a reduction in sales dollars for the year ended December 31, 1994 as compared to the same period in 1993.

     Selling, general, and administrative expenses increased from $6,327,000 for the year ended December 31, 1993 to $6,995,000 for the year ended December
31, 1994.   As  a percentage  of  net  sales  these  expenses  were 13.4% for the year ended December 31, 1993 and 15.6% for the year ended December 31, 1994. The increase was due principally to higher freight changes as well as increased charges for medical insurance, professional fees and commissions related to the sale of branded products.

     Interest expense and amortization of debt issuance expense for the year ended December 31, 1994 was 1.2% of net sales versus 1.1% for the comparable period in the prior year. Interest expense was $560,000 for the year ended December 31, 1994, an increase of $29,000, from the year ended December 31, 1993.

     In the fourth quarter of 1994, the Company's Board of Directors approved a plan to reduce the Company's cost structure and to improve operations through the consolidation of facilities and reductions in the number of employees. The Plan provides for the Company to accrue $941,000 of restructuring charges which are comprised of the following: $168,000 related to the abandonment of lease-hold improvements and lease termination costs; $457,000 for the abandonment of certain property and equipment; $254,000 related to the discontinuation of a product line and $62,000 for employee termination benefits. During 1994, the Company also expended approximately $13,000 for employee termination benefits under the Plan. The Company anticipates the Restructuring Plan will be completed by August 1995.

     During 1993 and 1994, in conjunction with the fire, the Company incurred an aggregate extraordinary loss of $3,801,000 which is comprised of $2,208,000, representing the write-off of the net book value of the machinery and equipment destroyed by the fire, and $1,593,000 of expenses related to restoration, property damage and unreimbursed expenditures by the Company. Additionally, the Company recognized an aggregate extraordinary gain of $5,888,000 related to the insurance replacement value of machinery and equipment. For financial reporting, the Company recorded, based upon the above transactions, an extraordinary loss of $1,338,000 ($884,000 net of tax benefits) for the year ended December 31, 1993 and an extraordinary gain of $3,245,000 ($2,265,000 net of taxes) for the year ended December 31, 1994.



FISCAL YEAR ENDED DECEMBER 31, 1993 AS COMPARED TO 1992

     Net sales of $47,362,000 for the year ended December 31, 1993 were $565,000, or 1.2% below the prior year. The December, 1992 fire adversely effected the Company's production capacity throughout 1993. These adverse effects were reflected in three successive quarters of reduced sales in 1993 as compared to the same periods in 1992. Net sales in the fourth quarter of 1993 were $13,138,000, and increase of $2,560,000, or 24.2%, when compared to the
fourth quarter of 1992.   This increase is due to restored production capacity
during the fourth quarter of 1993 versus reduced sales during the fourth quarter of 1992 resulting from the fire.

     Cost of goods sold for the year ended December 31, 1993 decreased by $1,160,000 or 3.0% as compared to the prior year, caused by decreased sales. Cost of goods sold decreased as a percentage of net sales from 79.6% to 78.1% for the year ended December 31, 1993 as compared to the same period in the prior year. This decrease is primarily due to the Company's sales mix being weighted towards higher margin products in 1993 period, as well as fourth quarter 1992 expenses related the December, 1992 fire. Cost of goods sold as a percentage of net sales for the three months ended December 31, 1993 decreased from 80.6% to 78.1% as compared to the same period in the prior year. The decrease was caused by fourth quarter 1992 expenses related to the December, 1992 fire.

     Selling, general, and administrative expenses increased from $6,128,000 for the year ended December 31, 1992 to $6,327,000 for the year ended December 31, 1993. As a percentage of net sales these expenses were 12.8% for the year ended December 31, 1992 and 13.4% for the year ended December 31, 1993. The increase was due principally to salaries for additional staff totalling $168,000 as well as other administrative expenses related to the December, 1992 fire not covered by insurance.

     Interest expense and amortization of debt issuance expense for the year ended December 31, 1993 was 1.1% of net sales versus 2.3% for the comparable period in the prior year. Interest expense was $531,000 for the year ended December 31, 1993, a decrease of $520,000, or 49.5%, from the year ended December 31, 1992. This decrease principally resulted from the repayment of substantially all of the company's long-term debt with the proceeds of the public offering in February 1992.

     During 1993, the Company recorded an extraordinary charge in the amount of $884,000 (net of a tax benefit of $455,000). The extraordinary charge reflects the loss on property damaged and expenses incurred as a result of the 1992 fire, net of proceeds recognized from the insurance carrier through December 31, 1993.

     During the year 1992, the Company incurred an extraordinary charge of $714,000 related to write-offs, consisting of deferred financing costs of $915,000 and original issue discount of $184,000 (net of income taxes of $385,000), applicable to indebtedness that was repaid during the first quarter of 1992 with the proceeds of the public offering.


INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

     The income tax provision of $320,000 for the year ended December 31, 1994 consists of $1,040,000 of current federal income taxes and $720,000 of deferred federal income taxes. The income tax provision of $489,000 for the year ended December 31, 1993 consisted of $29,000 of current federal alternative minimum tax and local taxes and $460,000 of deferred federal income tax. The income tax provision of $775,000 for the year ended December 31, 1992 consisted principally of current federal income tax. The Company recognized $2,664,000, $248,000, and $309,000 of tax benefits from the utilization of net operating loss carryforwards ("NOLs") for book purposes during the years ended December 31, 1994, 1993 and 1992 respectively. See Note J to Financial Statements.

     As of December 31, 1994, the Company's NOLs were approximately $6,615,000. The NOLs arose primarily from the operations of the Company prior to the acquisition of ASI. Except as discussed below, and subject to limitations of the Internal Revenue Code of 1986, as amended (the "Code"), the NOLs should be available to offset future income of the Company. Use of the NOLs to reduce future taxable income may subject the Company to an alternative minimum tax.

    Section 382 of the Code limits the amount of a corporation's taxable income which can be offset by NOLs arising prior to an "ownership change". An ownership change occurs when, for example, shares comprising more than 50 percent of a corporation's stock are sold to new public shareholders. As a result of the public offering in February 1992 and the ownership change that occurred in connection therewith, the limitation on the utilization of the NOLs imposed by Section 382 of the Code will apply. Under the limitation, the amount of the Company's taxable income that each year can be offset by NOLs attributable to periods before the ownership change cannot exceed the product of (i) the fair market value of the stock of the Company immediately prior to the ownership change and (ii) the long-term tax-exempt rate prescribed by the IRS. The limitation imposed by the change in ownership may result in the Company paying income taxes in excess of the amount payable in the absence of a change in ownership.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1994, the Company's ratio of current assets to current liabilities was 1.83 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .90 to 1. As of December 31, 1993, the Company's ratio of current assets to current liabilities was 2.42 to 1 and the quick ratio (described above) was 1.57 to 1. The decrease in liquidity is due primarily to losses from operations during 1994 and reduction in Receivables - other, a result of proceeds received from the insurance company, used to pay off a portion of long term debt and purchase additional new equipment.

     During the twelve months ended December 31, 1994, the Company incurred $560,000 in interest expense and made interest payments totaling $556,000. Accrued interest at December 31, 1994, was $62,000.

     The Company, as borrower, is a party to a credit agreement (the Credit Agreement") that provides for a $10,000,000 revolving line of credit at an interest rate equal to the prime rate or the London Inter-Bank Offered Rate (LIBOR), at the Company's election. The Credit Agreement, entered into on March 30, 1992 and expiring on May 31, 1996, is a facility that allows for borrowings based upon a formula comprised of inventory, accounts receivable and fixed assets, less an environmental compliance reserve, if any. No compliance reserve has been required.

     Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to restrictions on distributions from the Company to its stockholders, maintenance of certain financial ratios and levels of tangible net worth and limits on capital expenditures. As a result of the foregoing, as of December 31, 1994, approximately $5,500,000 was unused and available under the Credit Agreement. On January 4, 1994, the Company entered into a 90 day $1,500,000 note at an interest rate equal to the prime rate with its senior lender to fund operations until insurance proceeds become available. On June 24, 1994, the note was repaid in full with a portion of the proceeds received from the Company's insurance carrier as final settlement of all claims relating to the December, 1992 fire.

     The Company spent $16,385,000 for property damage, cleanup, and business interruption costs during the year ended December 31, 1993 that were related to the December 1992 fire; $7,300,000 of which were reimbursed in 1993 and $8,400,000 were reimbursed in 1994 with insurance proceeds as final settlement. The Company expects to spend an aggregate of approximately $2,300,000 on capital improvements during 1995. Such expenditures are expected to be funded from cash generated by operations and/or borrowings under the Credit Agreement.

     Net cash provided by operating activities was $1,735,000 for 1994, as compared to $5,032,000 for 1993 and $1,908,000 for 1992. Net capital expenditures were $612,000, $6,084,000, and $513,000 respectively, for the three years 1994, 1993 and 1992. The decreased cash flow in 1994 compared to 1993 is due to 1992 year end accounts payable balance being abnormally low from the substantial reduction of purchasing as a result of the December 1992 fire. Growth of accounts payable during 1993, as operations were recommenced, created a significant cash source.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    PART IV

       ITEM 14.  EXHIBITS; FINANCIAL STATEMENT SCHEDULES;
                      REPORTS ON FORM  8-K

     The Index to  Financial Statements and Financial Statement
     Schedules is listed below.

     The Company filed no reports on Form 8 - K during the quarter ending December 31, 1994.



        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                Pg No.
                                                                -----

Report of Independent Certified Public Accountants............... F-1

Balance Sheets
   December 31, 1994 and 1993.............................. F-2 & F-3

Statements of Operations
   December 31, 1994, 1993 and 1992.............................. F-4

Statements of Stockholders' Equity
   December 31, 1994, 1993, and 1992............................. F-5

Statements of Cash Flows
   December 31, 1994, 1993, and 1992....................... F-6 & F-7

Notes to Financial Statements............................. F-8 - F-20

Report of Independent Certified Public Accountants
   on Schedules................................................. F-21

Schedule II - Valuation and Qualifying Accounts
                December 31, 1994, 1993 and 1992................ F-22

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 1995.

                             SPECIALTY CHEMICAL RESOURCES, INC.




                             By:/s/ EDWIN M. ROTH
                                ---------------------------------
                                Edwin M. Roth, Chairman of
                                the Board and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities, on the date indicated. This Report may be signed in multiple counterparts, all of which taken together shall constitute one document.

        NAME                    TITLE                      DATE
        ----                    -----                      ----
/s/ EDWIN M. ROTH          President and Chairman         March  29, 1995
---------------------      of the Board (principal
Edwin M. Roth              executive officer)


/s/ COREY B. ROTH          Vice President, Treasurer      March  29, 1995
---------------------      and Director (principal
Corey B. Roth              financial and accounting
                           officer

                           Director                       March  29, 1995
---------------------
George N. Aronoff


/s/ VICTOR GELB            Director                       March  29, 1995
---------------------
Victor Gelb

                           Director                       March  29, 1995
---------------------
Norton W. Rose

/s/ LIONEL N. STERLING     Director                       March  29, 1995
----------------------
Lionel N. Sterling

                               Index to Exhibits

Exhibit                                                             Page
Number
------
Number
------

 3.01  The Amended and  Restated Bylaws of the  Company  were filed as Exhibit 3.03 to the Company's Form S-1 Registra-
       tion Statement (Registration No. 2-78134) and are incorp-
       orated herein by reference....................................

 3.02  The  Restated Certificate of Incorporation of the Company
       was filed as an exhibit to Company's Second Modified Plan
       of Reorganization which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 9,
       1986, and is incorporated herein by reference.................

 3.03 Amendment, effective December 12, 1991, to the Company's Restated Certificate of Incorporation was filed as Exhibit 3.03 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1991 and is incorporated herein by reference..................

 3.04 Amendment, effective February 26, 1992, to the Company's Restated Certificate of Incorporation was filed as Exhibit 3.04 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1991 and is incorporated herein by reference..................

 4.01  Credit Agreement, dated as of March 30, 1992, between ASI and National City Bank was filed as Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 8, 1992, and is incorporated herein by reference...........................................

 4.02 Guaranty, dated as of March 30, 1992, executed by the Company for National City Bank was filed as Exhibit 4(b) to the Company's current Report on Form 8-K dated April 8, 1992, and is incorporated herein by reference.......................

 4.03  Amendment to Credit Agreement, dated as of  March 5,  1993, between the Company and National City Bank was filed as exhibit 4.03 to the company's Annual Report on Form 10 - K for the year ended December 31,
       1992 and is incorporated herein by reference..................

 4.04  Specimen Stock Certificate of the Company  was  filed  as   Exhibit 4.5
       to the Company's Registration Statement on Form S-2, File No. 33-43092,
       and is incorporated herein by reference.......................

 4.05 $1,500,000 Time Commercial Note dated January 4, 1994 between the Company and National City Bank was filed as Exhibit 4.05 on the Company's Annual Report on Form 10-K for the year ended December 31,
       1993 and is incorporated by reference herein..................

 4.06  Extension Agreement dated as of November 15, 1993 by and between the Company and National City Bank was filed as Exhibit 4.06 on the Company's Annual Report on Form 10-K for the year ended December 31,
       1993 and is incorporated by reference herein..................

 4.07  Extension Agreement dated as of December 2, 1994 by/and between the Company and National City Bank............................


                                     -Ex 1-

Exhibit                                                             Page
Number
------
Number
------


10.01 Lease between ASI and 9150 Group, dated September 30, 1977 and amended January 1, 1989 was filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended January 1, 1989 and is incorporated herein by reference.......

10.02 Lease between ASI and 9150 Group, dated September 25, 1977 and amended January 1, 1989, was filed as Exhibit 10.11 to the Company's
       Annual Report on Form 10-K for the year ended January 1, 1989 and is incorporated herein by reference...............

10.03 1989 Non-Qualified and Incentive Stock Option Plan of the Company was filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended January 1, 1989 and is incorporated herein by reference..............................

10.04 Form of option agreement pursuant to 1989 Incentive Stock Option Plan of the Company was filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
       January 1, 1989 and is incorporated herein by reference.......

10.05  1989 Outside Directors' Stock Option Plan of the Company was filed as
       Exhibit 10.5 to the Company's Registration Statement on Form S-2, File No. 33-43092 and is incorporated by reference herein........................................................

10.06 First Amendment to 1989 Non-Qualified and Incentive Stock Option Plan of the Company, adopted October 3, 1991, was filed as Exhibit
       10.12 to the  Company's Registration Statement on Form S-2, File No.
       33-43092 and is incorporated by reference herein...............

10.07 Second Amendment to 1989 Non-Qualified and Incentive Stock Option Plan of the Company, dated February 26, 1992, was filed as Exhibit 10.12 to the Company's Registration Statement on Form S-2, File No. 33-43092 and is
       incorporated by reference herein...............................

10.08 First Amendment to 1989 Outside Directors' Stock Option Plan of the Company, adopted October 3, 1991, was filed as 10.9 to the Company's Registration Statement on Form S-2, File No. 33-43092 and is
       incorporated by reference herein...............................

10.9 Second Amendment to the 1989 Outside Directors' Stock Option Plan, dated February 26, 1992, was filed as Exhibit 10.13 to the Company's Registration Statement on Form S-2, File No. 33-43092 and is
       incorporated by reference herein...............................

10.10 Agreement between ASI and Teamsters Local Union No. 416, dated November 17, 1993 and effective as of August 15, 1993 was filed as Exhibit 10.10 on the Company's Annual Report on Form 10-K for the year ended December
       31, 1993 and is incorporated by reference herein...............




                                     -Ex 2-

Exhibit                                                             Page
Number
------
Number
------


10.11 Agreement between ASI and Teamsters Local Union No. 416, dated January 12, 1992, and effective as of December 23, 1991 was filed as
       Exhibit 10.11 to the Company's Registration Statement on Form S-2, File No. 33-43092 and is incorporated by reference herein........................................................

10.12  Lease between ASI and Dutton Company, dated October 7, 1987 as amended May 4, 1989, was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 2-78134, and is incorporated herein by reference...........................................

10.13  Lease amendment between Specialty Chemical Resourses, Inc.
       (assignee of ASI) and the 9150 Group dated July 25, 1994......

23     Independent Auditor's Report..................................

27     Financial Data Schedule.......................................



                                     -Ex 3-

                                                               EXHIBIT 23

                          INDEPENDENT AUDITORS' REPORT




Stockholders of
SPECIALTY CHEMICAL RESOURCES, INC.


We have audited the accompanying balance sheets of Specialty Chemical Resources, Inc. as of December 31, 1994 and 1993, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialty Chemical Resources, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                                         GRANT THORNTON LLP





Cleveland, Ohio
February 8, 1995

                       Specialty Chemical Resources, Inc.

                                 BALANCE SHEETS

                                  December 31




                                     ASSETS


                                                                            1994                    1993
                                                                         -----------             -----------
CURRENT ASSETS
   Cash and cash equivalents                                             $    15,025             $    32,691
   Accounts receivable - trade, less
       allowance for doubtful accounts of
       $123,000 and $113,000, respectively
       (note C)                                                            6,873,256               6,824,594
   Receivables - other (note L)                                                  -                 4,308,481
   Inventories (notes A, B and C)                                          6,832,213               6,342,379
   Prepaid expenses                                                          383,084                 165,731
   Refundable income taxes                                                    51,898                 853,783
                                                                         -----------             -----------

               Total current assets                                       14,155,476              18,527,659




PROPERTY AND EQUIPMENT - AT COST
   (notes A, C and L)
       Leasehold improvements                                                763,660                 733,117
       Office equipment and furniture                                        470,706                 449,454
       Machinery and equipment                                             9,579,336               9,005,334
                                                                         -----------             -----------
                                                                          10,813,702              10,187,905
         Less accumulated depreciation
           and amortization                                                2,739,671               1,956,503
                                                                         -----------             -----------

                                                                           8,074,031               8,231,402


OTHER ASSETS
   Goodwill (note A)                                                      20,970,474              21,586,547
   Product formulation (note A)                                            1,164,379               1,411,925
   Other                                                                     194,092                 156,283
                                                                         -----------             -----------

                                                                          22,328,945              23,154,755
                                                                         -----------             -----------


                                                                         $44,558,452             $49,913,816
                                                                         ===========             ===========



        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                          BALANCE SHEETS -- CONTINUED

                                  December 31



                                  LIABILITIES



                                                                           1994                      1993
                                                                       ------------              ------------
CURRENT LIABILITIES
   Accounts payable                                                     $ 5,764,259               $ 6,660,088
   Deferred income taxes (notes A and J)                                    242,219                   326,345
   Accrued liabilities
       Compensation and payroll taxes                                       341,278                   257,299
       Taxes - other                                                         34,500                   171,322
       Interest                                                              62,106                    58,815
       Accrued costs related to Restructuring
          Plan (note I)                                                     941,460                       -
       Other                                                                349,449                   171,160
                                                                        -----------               -----------
                                                                          1,728,793                   658,596
                                                                        -----------               -----------

               Total current liabilities                                  7,735,271                 7,645,029


LONG-TERM OBLIGATIONS (note C)                                            4,512,247                 9,948,000


DEFERRED INCOME TAXES (notes A and J)                                     1,871,586                 2,507,018


COMMITMENTS AND CONTINGENCIES (note F)                                          -                         -


STOCKHOLDERS' EQUITY (notes E and H)
   Preferred stock - $.01 par value;
       authorized 2,000,000 shares                                              -                         -
   Common stock - $.10 par value;
       authorized 13,000,000 shares;
       issued and outstanding 3,932,776
       and 3,932,780 shares, respectively                                   393,277                   393,278
   Additional paid-in capital                                            41,878,575                41,878,574
   Accumulated deficit                                                  (11,832,504)              (12,458,083)
                                                                        -----------               -----------

                                                                         30,439,348                29,813,769
                                                                        -----------               -----------

                                                                        $44,558,452               $49,913,816
                                                                        ===========               ===========



        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                             STATEMENTS OF EARNINGS

                         For the year ended December 31



                                                             1994               1993                1992
                                                          -----------        -----------         -----------
Net sales                                                 $44,931,250        $47,362,420         $47,927,067

Cost of goods sold                                         38,066,017         36,988,528          38,148,590
                                                          -----------        -----------         -----------

          Gross profit                                      6,865,233         10,373,892           9,778,477

Selling, general and administrative
   expenses                                                 6,995,505          6,326,516           6,127,766

Amortization of intangibles                                   874,101            862,597             865,123

Restructuring charges (note I)                                954,000                -                   -
                                                          -----------        -----------         -----------

          Operating profit (loss)                          (1,958,373)         3,184,779           2,785,588

Other income (expense)
   Interest expense                                          (559,793)          (531,151)         (1,051,579)
   Debt issuance expenses                                         -                  -               (30,000)
   Other                                                       38,593             29,542              69,553
                                                          -----------        -----------         -----------
                                                             (521,200)          (501,609)         (1,012,026)
                                                          -----------        -----------         -----------
          Earnings (loss) before income
            taxes and extraordinary items                  (2,479,573)         2,683,170           1,773,562

Income taxes (benefits)
   (notes A and J)                                           (840,000)           944,000             775,000
                                                          -----------        -----------         -----------

          Earnings (loss) before
            extraordinary items                            (1,639,573)         1,739,170             998,562

Extraordinary items
   Gain (loss) due to fire (net of
       income tax of $1,160,000 in 1994
       and income tax benefit of
       $455,000 in 1993) (note L)                           2,265,152           (883,772)                -
   Write-off of deferred financing costs
       and original issue discount (net of
       income tax benefit of $385,000)
       (notes A and D)                                            -                  -              (714,452)
                                                          -----------        -----------         -----------


          NET EARNINGS                                    $   625,579        $   855,398         $   284,110
                                                          ===========        ===========         ===========




EARNINGS (LOSS) PER COMMON SHARE (note K)
    Earnings (loss) before extraordinary
       items                                                 $(.42)             $ .44               $ .29
    Earnings (loss) from extraordinary
       items                                                   .58               (.22)               (.21)
                                                             -----              -----                ----
                                                             $ .16              $ .22                $.08
                                                             =====              =====                ====



        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                               COMMON STOCK
                                              $.10 PAR VALUE           ADDITIONAL
                                         -------------------------      PAID-IN       ACCUMULATED
                                           SHARES        AMOUNT         CAPITAL         DEFICIT         TOTAL
                                         ----------     ----------    -----------    ------------    -----------
BALANCE AT JANUARY 1, 1992               14,115,755     $1,411,575    $16,090,304    $(13,597,591)   $ 3,904,288

  1-for-14 reverse stock split          (13,107,601)    (1,310,760)     1,310,760              -              -

  Issuance of common stock                2,760,000        276,000     24,493,973              -      24,769,973

  Net earnings for the year                      -              -              -          284,110        284,110
                                         ----------     ----------    -----------    ------------    -----------

BALANCE AT DECEMBER 31, 1992              3,768,154        376,815     41,895,037     (13,313,481)    28,958,371

  Issuance of common stock in
    conjunction with warrants
    exercised                               164,635         16,464        (16,464)             -              -

  Retirement of fractional
    shares received from
    prior reverse stock split                    (9)            (1)             1              -              -

  Net earnings for the year                      -              -              -          855,398        855,398
                                         ----------     ----------    -----------    ------------    -----------

BALANCE AT DECEMBER 31, 1993              3,932,780        393,278     41,878,574     (12,458,083)    29,813,769

  Retirement of fractional
    shares received from
    prior reverse stock split                    (4)            (1)             1              -              -

  Net earnings for the year                      -              -              -          625,579        625,579
                                         ----------     ----------    -----------    ------------    -----------


BALANCE AT DECEMBER 31, 1994              3,932,776     $  393,277    $41,878,575    $(11,832,504)   $30,439,348
                                         ==========     ==========    ===========    ============    ===========




        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                            STATEMENTS OF CASH FLOWS

                         For the year ended December 31


                                                                   1994               1993               1992
                                                                -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                               $  625,579         $  855,398         $  284,110
     Adjustments to reconcile net earnings
          to net cash provided by operating
          activities:
            Depreciation                                           783,168            504,661            679,416
            Amortization of debt issuance
              expenses and intangibles                             874,101            862,597          2,002,075
            Deferred income taxes (benefits)                      (719,558)           460,000                -
            Loss on destroyed assets                                   -            2,208,452                -
            Change in assets and liabilities:
               (Increase) decrease in accounts
                 receivable                                        (48,662)        (1,460,704)         1,030,761
               Increase in inventories                            (489,834)          (656,972)          (104,440)
               (Increase) decrease in prepaid
                 expenses                                         (217,353)           (36,458)            94,696
               (Increase) decrease in refundable
                 income taxes                                      801,885           (853,783)               -
               Increase in other assets                            (48,291)           (36,960)           (98,438)
               Increase (decrease) in accounts
                 payable                                          (895,829)         3,468,409         (2,156,379)
               Increase (decrease) in accrued
                 liabilities                                     1,070,197           (282,617)           176,487
                                                                ----------         ----------         ----------

                   Total adjustments                             1,109,824          4,176,625          1,624,178
                                                                ----------         ----------         ----------


                         Net cash provided by
                           operating activities                  1,735,403          5,032,023          1,908,288





                            (CONTINUED ON NEXT PAGE)





        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                      STATEMENTS OF CASH FLOWS - CONTINUED

                         For the year ended December 31

                                                              1994                 1993                  1992
                                                           -----------          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                            $       -           $    100,000           $   100,000
   Expenditures for property and
     equipment - net                                          (611,797)          (6,083,890)             (513,475)
   Expenditures related to fire
       damage                                                 (663,179)         (10,301,341)           (1,421,598)
   Proceeds from insurance claim,
       net of cash gain                                      4,971,660            7,314,458                   -
                                                           -----------          -----------           -----------

          Net cash provided by (used in)
            investing activities                             3,696,684           (8,970,773)           (1,835,073)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                              -                    -              27,600,000
   Payments of subordinated debt                                   -                    -             (13,643,333)
   Payments on other long-term
       obligations                                              (1,753)                 -                  (6,012)
   Payments on term note                                           -                    -              (8,866,664)
   Proceeds on revolver                                     12,167,000           19,970,000            13,044,525
   Payments on revolver                                    (17,615,000)         (16,077,330)          (15,861,842)
   Payments of offering costs                                      -                    -              (2,554,136)
                                                           -----------          -----------           -----------

          Net cash (used in) provided by
            financing activities                            (5,449,753)           3,892,670              (287,462)
                                                           -----------          -----------           -----------


          NET DECREASE IN CASH
            AND CASH EQUIVALENTS                               (17,666)             (46,080)             (214,247)


Cash and cash equivalents at beginning
    of year                                                     32,691               78,771               293,018
                                                           -----------          -----------           -----------


Cash and cash equivalents at end
    of year                                                $    15,025          $    32,691           $    78,771
                                                           ===========          ===========           ===========





        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1994, 1993 and 1992



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Specialty Chemical Resources, Inc. (SCR, Inc.) formulates, blends, and packages pressurized specialty chemical products for sale to marketers, distributors, and retailers. Its largest markets are the automotive aftermarket and industrial/maintenance.

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

   INVENTORIES
   -----------

   Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out (FIFO) method for finished goods.

   PROPERTY AND EQUIPMENT
   ----------------------

   Depreciation is provided for in amounts sufficient to relate the costs of depreciable assets to operations over their estimated service lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lease term or the service lives of the improvements, whichever is shorter.

   INTANGIBLES
   -----------

   In conjunction with the repayment of debt from the proceeds of the public offering (see note H), the Company recorded an extraordinary charge of $915,451 (net of $321,000 of taxes) for the year ended December 31, 1992, to write off the remaining balance of the unamortized debt issuance expense related to the senior and subordinated debt (see notes C and D).

   Goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired is being amortized over 40 years. The Company evaluates potential impairment of goodwill on the basis of whether goodwill is recoverable from the projected undiscounted profit from operations before goodwill amortization of the related assets. Purchased product formulations are being amortized on a straight-line basis over 10 years, and all research and development costs are being expensed as incurred.

   Accumulated amortization for intangibles amounted to $5,102,000 and $4,227,000 for the years ended December 31, 1994 and 1993, respectively.

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992





NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED


   INCOME TAXES
   ------------

   The Company accounts for income taxes under the Financial Accounting Standards Board Statement 109, which requires an asset and liability approach to accounting for income taxes. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.


   STATEMENTS OF CASH FLOWS
   ------------------------

   For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   Cash payments for interest amounted to $556,000, $512,000 and $1,346,000 in the years ended December 31, 1994, 1993 and 1992, respectively. Cash payments for income taxes amounted to $228,000, $1,216,000 and $74,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992



NOTE B - INVENTORIES


   Inventories consist of the following at:

                                                     ================================
                                                               December 31,
                                                     --------------------------------
                                                        1994                  1993
                                                     --------------------------------
                     Raw materials                   $4,368,396            $4,181,837

                     Finished goods                   3,049,421             2,734,315
                                                     --------------------------------
                                                      7,417,817             6,916,152
                     Less excess of FIFO over
                        LIFO cost                       585,604               573,773
                                                     --------------------------------
                                                     $6,832,213            $6,342,379
                                                     ================================


   Had the Company historically followed the FIFO cost method for raw material inventories, the net earnings for the years ended December 31, 1994, 1993 and 1992 would have been increased by approximately $8,000, $37,000 and $98,000, respectively.


NOTE C - LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following at:

                                                     ================================
                                                               December 31,
                                                     --------------------------------
                                                        1994                  1993
                                                     --------------------------------
                     Revolver                         $4,500,000           $9,948,000

                     Other                                12,247                --
                                                     --------------------------------
                                                      $4,512,247           $9,948,000
                                                     ================================

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992





NOTE C - LONG-TERM OBLIGATIONS -- CONTINUED

   On January 12, 1989, the Company entered into a loan and security agreement with a bank which provided a credit facility of up to $22,000,000 comprised of a revolving credit agreement and two term loans, one for $10,000,000 and one for $2,000,000. During the year ended December 31, 1992, in conjunction with the proceeds from the public offering as described in note H, SCR, Inc. retired the obligation.

   In March 1992, the Company entered into a revolving credit agreement with a bank. The revolver provides for maximum borrowings of $10,000,000 through May 31, 1996 with any amounts then outstanding payable in full at that date. In certain circumstances, the maximum borrowings under the agreement are reduced pursuant to a formula based upon the amount of SCR, Inc.'s receivables, inventory and fixed assets. In addition, the lender can reduce the maximum borrowings under the revolver by establishing an environmental compliance reserve in certain circumstances. No compliance reserves have been required as of December 31, 1994. Borrowings are collateralized by substantially all of the Company's assets and interest is payable monthly at the lender's prime rate (8-1/2% at December 31, 1994).

   Under the terms of the revolver, SCR, Inc. is required to comply with various covenants, the most restrictive of which relate to restrictions on dividends, maintenance of certain financial ratios and levels of net worth and limits on capital expenditures.



NOTE D - SUBORDINATED NOTE PAYABLE

   During 1989, the Company entered into an agreement to sell to a bank (Subordinated Noteholder) a $13,000,000 note which was subordinate to the senior debt described above. During 1992, in conjunction with the proceeds from the public offering, SCR, Inc. retired the subordinated note and recorded an extraordinary charge of $184,001 (net of $64,000 of taxes) to write-off the unamortized portion of the original issue discount related to this debt.

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992




NOTE E - COMMON STOCK WARRANTS

   In connection with the subordination agreement, the Subordinated Noteholder was granted warrants to acquire 168,555 shares of the Company's common stock at an exercise price of $.14 per share pursuant to a Warrant Purchase Agreement. During 1993, the subordinated noteholder, upon the exercise of its warrants, was issued 164,635 shares. The value of the remaining shares, in conjunction with the warrants, was used to offset the $.14 per share exercise price.


NOTE F - COMMITMENTS AND CONTINGENCIES

   The Company's operations are conducted in leased facilities under noncancellable operating leases which expire at various dates through 1997. Certain of the leases, all of which relate to the manufacturing facilities, can be extended at the option of the Company to the year 2009.

   The following table details scheduled minimum rental payments.


                                                                     RENTAL
                      YEAR ENDING DECEMBER 31,                    COMMITMENT
                      ------------------------                    ----------
                                 1995 . . . . . . . . . . . . .    $340,000
                                 1996 . . . . . . . . . . . . .     254,000
                                 1997 . . . . . . . . . . . . .     162,000
                                                                   --------

                                                                   $756,000
                                                                   ========


   Rent expense for the years ended December 31, 1994, 1993 and 1992 was approximately $606,000, $545,000 and $485,000, respectively.

   The Company is currently involved in litigation and investigations pertaining to environmental concerns by the State of Ohio in connection with several potential problems at its Macedonia, Ohio manufacturing plant.

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992




NOTE F - COMMITMENTS AND CONTINGENCIES -- CONTINUED

   With respect to the environmental concerns at its Macedonia plant, in 1990 the Company entered into a Consent Order with the State of Ohio. The Company was required to submit to the Ohio Environmental Protection Agency (Ohio EPA), a closure plan to address contamination identified at the property. The Company submitted the closure plan as required. Ohio EPA also requested, in the event the remedial measures in the proposed closure plan are not successful within a two-year period, that at that time the Company provide supplemental or alternative measures to clean up the remaining contamination.

   On May 17, 1994, the Ohio EPA approved the revised closure plan which included unilateral modifications as deemed necessary by the Ohio EPA. On June 17, 1994, the Company appealed the Ohio EPA's action on the grounds that the unilateral modifications were unreasonable and unlawful. On January 6, 1995, the Company and the State of Ohio entered into a settlement agreement. The Company anticipates that, under this agreement, the Ohio EPA will issue a supplemental closure plan approval letter that will establish certain deadlines and further identify the scope of certain tasks. Upon issuance of the supplemental closure plan approval letter by the Ohio EPA, the Company will withdraw its appeal and the litigation will be terminated.

   Technical consultants to the Company have estimated the cost of implementing the proposed closure plan to be approximately $670,000, substantially all of which will be paid by former owners of the Company from funds that have been deposited in a trust account with Ohio EPA for that purpose. As of December 31, 1994, the trust contained approximately $786,000. Additionally, there is approximately $227,000 available to the Company in an environmental escrow established by the former owners of the Company (the "Environmental Escrow"). The Environmental Escrow requires the Company to participate in 38% of the costs incurred. The terms of the trust have no such participation requirement. If the remediation techniques proposed in the closure plan are not successful, or if supplemental or alternative technologies are required to be used, then the Company may incur costs in excess of the amounts in such trust and in the "Environmental Escrow". The Company believes, based on discussions with technical consultants, that the cost of the additional testing requested by Ohio EPA will be approximately $120,000 and that the cost of the supplemental or alternative clean up measures, if determined to be necessary, will not exceed $2,000,000.

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992



NOTE G - EMPLOYEE BENEFIT PLANS

   The Company has a defined contribution 401(k) profit-sharing plan (the Plan) covering certain salaried employees with one year of credited service. The Company's profit-sharing contributions are at the discretion of the Board of Directors and are credited to each participant's account based on a percentage of gross compensation subject to a maximum contribution for each participant. The Company is also required under the 401(k) provisions to match employee contributions equal to 50% of each such participant's deferred compensation up to a maximum of 4% of the participant's annual compensation. Contributions by the Company under the 401(k) provisions for 1994, 1993 and 1992 were approximately $35,400, $32,900 and $26,400, respectively. The Company did not make any profit-sharing contributions to the Plan for the years ended December 31, 1994, 1993 and 1992.

   The Company has a Retirement Savings Trust and Plan covering full-time hourly employees who have completed six months of service. The Company's contributions are made on an annual basis and are credited to each participant's account at an amount equal to 10 cents per hour of compensation (maximum of 48 hours per week). In addition, qualified employees are eligible to make voluntary contributions to the Retirement Savings Trust and Plan which are fully vested and nonforfeitable. Contributions by the Company for the years ended December 31, 1994, 1993 and 1992 approximated $36,700, $14,000 and $21,300, respectively.


NOTE H - STOCKHOLDERS' EQUITY

   The Board of Directors and the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to authorize 13,000,000 shares of common stock, $.10 par value, and 2,000,000 shares of preferred stock, $.01 par value. The amendment was effective February 26, 1992. The Board of Directors and the stockholders also approved a 1-for-14 reverse common stock split. The reverse common stock split was also effective February 26, 1992. All share and per share data contained in these financial statements are presented giving effect to the reverse stock split.

   On February 27, 1992, the Company's Registration Statement filed with the Securities and Exchange Commission for the sale of 2,760,000 shares of the Company's common stock was declared effective. The offering resulted in net proceeds to the Company of $24,470,000 which was net of $3,130,000 for underwriters' commissions and offering expenses. The purpose of the offering was to repay a substantial portion of the Company's long-term debt. During January 1994, the Company's Registration Statement, filed with the SEC for the registration of the shares issued in connection with the warrants exercised, was declared effective (see note E).

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992





NOTE H - STOCKHOLDERS' EQUITY -- CONTINUED

   The Company has a Nonqualified and Incentive Stock Option Plan (the Plan) under which 650,000 shares of common stock have been reserved. The Plan provides for grants to officers and key employees of the Company of both nonqualified and incentive stock options. The exercise price for options granted under the Plan must be at least equal to fair market value of the shares on the date of grant. The Plan will terminate in January 1999 but will not affect any outstanding options previously granted. Such options granted may be exercised after one year from the date of grant for not more than one-third of the shares originally subject to the option and an additional one-third for each of the two years thereafter. The options granted under the Plan expire five years from the date of grant.

   The Company also has an Outside Directors' Stock Option Plan (Directors'
   Plan) under which 150,000 shares of common stock have been reserved. Under the Directors' Plan, each outside director will be granted an option to purchase 10,000 shares of common stock and an additional option to purchase 5,000 shares of common stock every two years thereafter as long as the individual remains on the Company's Board of Directors and remains an "outside" director. The exercise price for options granted shall be the fair market value of the shares on the date of grant. Directors vest in their options in 25% annual increments commencing one year after the date of grant. Options granted, to the extent the director has vested, shall be exercisable for a term of ten years from the date of grant. In addition, the Directors' Plan calls for the exercising of options by directors upon their termination and by their beneficiaries upon their death for a designated period of time. The Directors' Plan will terminate in January 1999 but will not affect any outstanding options previously granted.

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992



NOTE H - STOCKHOLDERS' EQUITY -- CONTINUED

   Transactions for both stock option plans for 1994, 1993 and 1992 are as follows:

                                                                                 =========================================
                                                                                  1994             1993            1992
                                                                                 -----------------------------------------
                      Options outstanding January 1                              341,786           254,286          27,143

                        Granted                                                  105,500            94,000         243,500

                        Exercised                                                  --                --              --

                        Cancelled                                                (41,571)          (6,500)        (16,357)
                                                                                 -----------------------------------------
                      OPTIONS OUTSTANDING AT DECEMBER 31                         405,715           341,786         254,286
                                                                                 =========================================
                      Option price range at December 31                          $3.75 to         $5.11 to        $5.11 to
                                                                                   $10.00           $10.00          $10.00
                                                                                 -----------------------------------------
                      OPTIONS EXERCISABLE AT DECEMBER 31                         174,547            95,548          18,450
                                                                                 -----------------------------------------
                      OPTIONS AVAILABLE FOR GRANT AT
                        DECEMBER 31                                              394,285           458,214         247,714
                                                                                 =========================================


   As of December 31, 1994, no incentive stock options have been granted.


NOTE I - RESTRUCTURING CHARGES

   In the fourth quarter of 1994, the Company's Board of Directors approved a plan to reduce the Company's cost structure and to improve operations through the consolidation of facilities and reductions in the number of employees.

   The Plan provides for the Company to accrue $941,000 of restructuring charges which are comprised of the following: $168,000 related to the abandonment of leasehold improvements and lease termination costs; $457,000 for the abandonment of certain property and equipment; $254,000 related to the discontinuation of a product line and $62,000 for employee termination benefits. During 1994, the Company has also expended approximately $13,000 for employee termination benefits under the Plan. The Company anticipates the Restructuring Plan will be completed by August 1995.

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992



NOTE J - INCOME TAXES

   As of December 31, 1994, the Company had approximately $6,615,000 of net operating loss and $51,000 of investment tax credit carryforwards. However, due to the change in percentage ownership related to the public stock offering, the Company has an annual limitation of approximately $850,000 in the utilization of its net operating loss and investment tax credit carryforwards. In addition, due to the realization of built in gains related to the fire, approximately $2,500,000 of the carryforwards may be utilized beyond the annual limitation to offset future taxable income. The net operating loss carryforward and investment tax credit carryforwards, to the extent unused, will expire as follows:



                                                ==================================
                                                      NET               INVESTMENT
                                                OPERATING LOSS          TAX CREDIT
                                                ----------------------------------
                  FISCAL YEAR ENDING
                     DECEMBER 31,
                         1997                      $     --              $47,000

                         1998                            --                3,000

                         1999                        3,079,000             --

                         2000                        2,477,000             1,000

                         2001                          919,000             --

                         2003                            1,000             --

                         2004                          139,000             --
                                                ----------------------------------
                                                    $6,615,000           $51,000
                                                ==================================



   The above-mentioned carryforwards gave rise to a deferred tax asset of approximately $2.6 million at December 31, 1994 which is an increase of $.5 million over the previous year. Due to the uncertainty of the ultimate realization of the deferred tax asset, a valuation allowance for the entire amount was recorded annually by the Company.

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992




NOTE J - INCOME TAXES -- CONTINUED

   The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate due to amortization of goodwill and the utilization of net operating loss carryforwards.

   The following temporary differences gave rise to the deferred tax liabilities at:

                                                                    ===================================
                                                                    DECEMBER 31,           DECEMBER 31,
                                                                        1994                   1993
                                                                    -----------------------------------
             LONG-TERM LIABILITY:

               Depreciation of equipment                             $1,406,000             $1,942,000

               Amortization of product
                 formulation costs                                      466,000                565,000
                                                                    -----------------------------------
                                                                     $1,872,000             $2,507,000
                                                                    ===================================
             NET CURRENT LIABILITY:

               Excess of book inventory
                 over tax inventory                                  $  337,000             $  421,000

               Other                                                    (95,000)               (95,000)
                                                                    -----------------------------------
                                                                     $  242,000             $  326,000
                                                                    ===================================



   The income tax provision of $320,000 for the year ended December 31, 1994 consists principally of $1,040,000 of current federal income taxes and $720,000 of deferred tax benefits. The income tax provision of $489,000 for the year ended December 31, 1993 consisted of $29,000 of current federal alternative minimum taxes and local taxes and $460,000 of deferred federal income tax. The income tax provision of $775,000 for the year ended December 31, 1992 consisted principally of current federal income tax.

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992





NOTE K - EARNINGS (LOSS) PER SHARE OF COMMON STOCK

   Net earnings (loss) per share of common stock has been computed based upon the weighted average number of common shares and common share equivalents outstanding for each year as follows: 3,935,431 for the year ended December 31, 1994, 3,946,167 for the year ended December 31, 1993 and 3,443,027 for the year ended December 31, 1992. Common share equivalents include dilutive employee stock options and the shares exercisable under the common stock warrants (less the number of treasury shares assumed to be repurchased).

   The Company's supplementary earnings per share for the year ended December 31, 1992 from continuing operations would have been $.34 per share assuming the Public Stock Offering had been effective on January 1, 1992 (see note
   H). Under this assumption, the Company's interest expense and amortization of deferred financing costs and original issue discount would have been reduced by $369,000, net of applicable taxes. The Company would also have had 3,908,929 weighted average common shares and common share equivalents outstanding for the year ended December 31, 1992.


NOTE L - INSURANCE CLAIM

On December 13, 1992, a portion of the Macedonia, Ohio plant, machinery and equipment, and inventory was damaged by a non-chemical fire. The Company carried (and continues to carry) replacement cost insurance and business interruption insurance and had notified the insurance company. The Company had incurred various expenditures related to the repair and restoration of the fire damaged property as well as business interruption costs. The replacement cost portion of the claim for property and restoration costs has been settled with the insurance company for approximately $7.6 million, of which approximately $5.8 million was received during 1993 and an additional $1.8 million was received during 1994. The business interruption portion of the claim for reimbursement of expenses incurred and lost sales experienced was settled with the insurance company for approximately $8.1 million, of which $1.5 million was received during 1993 and an additional $6.6 million was received during 1994.

                       Specialty Chemical Resources, Inc.

                        December 31, 1994, 1993 and 1992





NOTE L - INSURANCE CLAIM -- CONTINUED

   The Receivables - other in the amount of $4,308,000 as reported on the December 31, 1993 balance sheet was due from the insurance company related to the fire claim. This amount was paid in full during 1994 as part of the overall proceeds received as discussed above.

   During 1993 and 1994, in conjunction with the fire, the Company incurred an aggregate extraordinary loss of $3,801,000 which is comprised of $2,208,000, the write-off of the net book value of the machinery and equipment destroyed by the fire, and $1,593,000 of expenses related to restoration, property damage and unreimbursed expenditures by the Company. Additionally, the Company recognized an aggregate extraordinary gain of $5,888,000 related to the insurance replacement value of machinery and equipment. For financial reporting, the Company recorded, based upon the above transactions, an extraordinary loss of $1,338,000 ($884,000 net of tax benefits) for the year ended December 31, 1993 and an extraordinary gain of $3,425,000 ($2,265,000 net of taxes) for the year ended December 31, 1994.

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC
                           ACCOUNTANTS ON SCHEDULES





Stockholders of
SPECIALTY CHEMICAL RESOURCES, INC.



In connection with our audit of the financial statements of Specialty Chemical Resources, Inc. referred to in our report dated February 8, 1995, we have also audited Schedule II for each of the three years in the period ended December 31, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





                                                       GRANT THORNTON LLP



Cleveland, Ohio
February 8, 1995

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      SPECIALTY CHEMICAL RESOURCES, INC.

             For the years ended December 31, 1994, 1993 and 1992

                          Column A            Column B                     Column C                  Column D        Column E
                          --------            --------                     --------                  --------        --------

                                                                           ADDITIONS
                                                             -------------------------------------
                                             BALANCE AT              (1)                 (2)                        BALANCE AT
                                            BEGINNING OF         CHARGED TO           CHARGED TO                       END OF
YEAR                   DESCRIPTION             PERIOD        COSTS AND EXPENSES     OTHER ACCOUNTS    DEDUCTIONS       PERIOD
----                  -------------         ------------     ------------------     --------------    ----------     ----------
1992            Allowance for doubtful
                  accounts                    $ 40,000            $328,750             $    -          $(292,750)     $ 76,000

1993            Allowance for doubtful
                  accounts                    $ 76,000            $120,000             $    -          $ (83,000)     $113,000

1994            Allowance for doubtful
                  accounts                    $113,000            $120,300             $    -          $(110,300)     $123,000