Form 10-Q
period 1995-03-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1995-05-12
CIK 703645

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                               FORM 10-Q
                            QUARTERLY REPORT

                   Pursuant to Section 13 or 15 (d) of
                   the Securities Exchange Act of 1934


For the quarter ended March 31, 1995       Commission file number 1-11013


                   SPECIALTY CHEMICAL RESOURCES, INC.
          -------------------------------------------------------
          Exact name of registrant as specified in its charter


                 Delaware                       34-1366838
          ----------------------         ------------------------
          State of incorporation         I.R.S. Employer I.D. No.


                 9100 Valley View Road;  Macedonia, Ohio 44056
          -------------------------------------------------------
          Address of principal executive offices and zip code


                               (216)  468-1380
          --------------------------------------------------------
              Registrant's telephone number,  including area code




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

The number of outstanding  shares of the registrant's common stock as   of
April 28, 1995 was 3,932,774. The registrant has no other class of stock outstanding.





- --------------------------------------------------------------------------------
- ----------------------------------Page 1 of 11----------------------------------

                      Specialty Chemical Resources, Inc.

                                  Form 10-Q

                     For the quarter ended March 31, 1995

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

               Condensed Balance Sheets....................................3-4

               Condensed Statements of Operations, 3 Months..................5

               Condensed Statements of Cash Flows, 3 Months..................6

               Notes to Financial Statements.................................7


   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............8-10



Part II   Other Information

   Item 1.     Legal Proceedings............................................10

   Item 6.     Exhibits & Reports on Form 8-K...............................10










                                   2 of 11



                       PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements


                      Specialty Chemical Resources, Inc.

                           Condensed Balance Sheets




                                       March 31 1995            December 31,1994
                                        (Unaudited)                 (Audited)
                                       -------------            ---------------

Current assets
  Cash and cash equivalents            $      12,227            $        15,025
  Accounts Receivables                     6,341,927                  6,873,256
  Inventories (Note B)                     8,078,652                  6,832,213
  Prepaid expenses                           324,066                    383,084
  Refundable Income Taxes                     51,898                     51,898
                                       -------------            ---------------
       Total current assets               14,808,770                 14,155,476


Property, plant and equipment
 At cost                                  11,688,471                 10,813,702
   Less accumulated depreciation
     and amortization                     (2,942,153)                (2,739,671)
                                       -------------            ---------------
                                           8,746,318                  8,074,031

Other assets
   Goodwill                               20,816,457                 20,970,474
   Other                                   1,295,715                  1,358,471
                                       -------------            ---------------
                                          22,112,172                 22,328,945
                                       -------------            ---------------


       Total assets                     $ 45,667,260               $ 44,558,452
                                       =============            ===============





See accompanying Notes to Financial Statements.





                                    3 of 11



                      Specialty Chemical Resources, Inc.

                           Condensed Balance Sheets
                                 (continued)






                                      March 31, 1995    December 31, 1994
                                        (Unaudited)          (Audited)
                                     ----------------   -----------------
Current liabilities

  Accounts payable                      $ 5,206,483         $ 5,764,259
  Deferred Income Taxes                     220,006             242,219
  Accrued expenses                          722,294             787,333
  Accrued costs related to
    Restructuring Plan (Note C)             919,005             941,460
                                        -----------         -----------
      Total current liabilities           7,067,788           7,735,271


Long-term obligations                     6,821,683           4,512,247
Deferred Income Taxes                     1,998,959           1,871,586
                                         ----------          ----------
  Total non-current liabilities           8,820,642           6,383,833


Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares
  Common Stock - $.10 par value;
    authorized 13,000,000 shares;
    issued and outstanding 3,932,774
    and 3,932,776                           393,277             393,277
  Additional paid in capital             41,878,575          41,878,575
  Accumulated deficit                   (12,493,022)        (11,832,504)
                                        -----------         -----------
                                         29,778,830          30,439,348
                                        -----------         -----------

                                        $45,667,260         $44,558,452
                                        ===========         ===========



See accompanying Notes to Financial Statements.





                                    4 of 11



                      Specialty Chemical Resources, Inc.

                      Condensed Statements of Operations
                                 (Unaudited)

                        For the 3 month periods ended:



                                     March 31, 1995        March 31, 1994
                                    ---------------        --------------
Net Sales                              $ 9,218,946           $ 9,630,740

Cost of Goods Sold                       7,919,236             8,039,630
                                       -----------           -----------
     Gross profit                        1,299,710             1,591,110

Selling, general and administrative
   expenses                              1,618,071             1,577,949
Amortization of intangibles                217,173               218,448
                                       -----------           -----------
   Operating profit                       (535,534)             (205,287)

Other (income) expense
  Interest expense                         134,336               128,787
  Other                                    ( 9,351)              ( 3,247)
                                       -----------           -----------
                                           124,985               125,540
                                       -----------           -----------
     Earnings (loss) before income
     taxes                                (660,519)             (330,827)

Income taxes                                  -                     -
                                       -----------           -----------

     Earnings (loss)                   $  (660,519)          $  (330,827)
                                       ===========           ===========


Earnings (loss) per common share:      $      (.17)            $    (.08)


Weighted average shares outstanding      3,932,775             3,932,778



See accompanying Notes to Financial Statements.





                                   5 of 11



                      Specialty Chemical Resources, Inc.

                      Condensed Statements of Cash Flows
                                 (Unaudited)

                        For the 3 month periods ended:


                                         March 31, 1995    March 31, 1994
                                         --------------    --------------
Net cash provided by (used) in
 operating activities                     $   (1,438,029)  $      447,676

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment - net                              (874,769)        ( 50,856)
                                          --------------    -------------

       Net cash (used) by
         investing activities                   (874,769)        ( 50,856)

Cash flows from financing activities:
  Payments on revolver                        (1,075,000)      (5,210,000)
  Proceeds on revolver                         3,385,000        4,808,000
                                          --------------    -------------

       Net cash provided (used) by
         financing activities                  2,310,000       (  402,000)
                                          --------------    -------------

       Net (decrease) in cash
         and cash equivalents                    ( 2,798)         ( 5,180)

Cash and cash equivalents at beginning
  of period                                       15,025           32,691
                                          --------------    -------------

Cash and cash equivalents at end
  of period                               $       12,227    $      27,511
                                          ==============    =============




See accompanying Notes to Financial Statements.





                                    6 of 11

                      Specialty Chemical Resources, Inc.

                        Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (The Company) at December 31, 1994 and March 31, 1995 and the results of operations and cash flows for the interim periods ended March 31, 1995.

     Any other significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.

Note B - Inventories

     Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out (FIFO) method for finished goods.

     The Company's inventories consisted of the following at:


                                         March 31,      December 31,
                                           1995            1994
                                       -----------      -----------
       Raw materials                    $5,028,996      $4,368,396
       Finished goods                    3,638,834       3,049,421
                                        ----------      ----------
         Total FIFO cost                 8,667,830       7,417,817

       Less: Excess of FIFO cost over
             LIFO                          589,178         585,604
                                        ----------      ----------
         Total LIFO cost                $8,078,652      $6,832,213
                                        ----------      ----------

Note C - Restructuring Plan

     In the fourth quarter of 1994, the Company's Board of Directors approved a plan to reduce the Company's cost structure and to improve operations through the consolidation of facilities and reductions in the number of employees. The Company anticipates that the manufacturing facilities consolidation will be completed by the end of the second quarter and that the remainder of the Restructuring Plan will be completed by August, 1995.

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


                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                         1995      1994
                                                         ----      ----
Net sales...........................................    100.0%    100.0%

Cost of goods sold..................................     85.9%     83.5%
                                                        ------    ------

  Gross profit......................................     14.1%     16.5%

Selling, general and administrative expenses.......      17.6%     16.4%

  Operating profit..................................     (5.8%)    (2.1%)

Interest expense....................................     (1.5%)    (1.3%)


THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1994:

Net sales of $9,219,000 for the three-month period ended March 31, 1995, were $412,000, or 4.3%, below the comparable period in the prior year. This decrease was a result of reduced production during the first quarter of this year, which was due primarily to the start up of a new management information system. New orders received by the company during the quarter ended March 31, 1995 were $11,949,000 compared to $10,017,000 for the same period last year, an increase of 19.3%.

Cost of goods sold for the three-month period ended March 31, 1995, decreased by $120,000 as compared to the same period in the prior year. Cost of goods sold increased as a percentage of net sales from 83.5% to 85.9% for the three-month periods ended March 31, 1994 and 1995, respectively. The increase is due to decreased sales as well as increased charges for solvents in higher cost formulations; not all of which had been passed onto the customer. Customer price increases have begun to go into effect and gross profit margins should increase in subsequent quarters.



                                   8 of 11

     Selling,  general and administrative  expenses were $1,618,000  for the
three-month period  March 31, 1995,  or 17.6% of  net sales.   Selling, general
and administrative expenses  were $1,578,000 or 16.4% of net sales for the same
period in 1994.   The increase in percent of sales is due primarily to reduced sales during the 1995 period.

     Interest expense for the three months ended March 31, 1995, was 1.5% of net sales versus 1.3% for the comparable period in the prior year. Interest expense was $134,000 for the three months ended March 31, 1995, an increase of
$5,000 from the three months ended March 31, 1994.   See "Liquidity".

     The Company  experienced a net loss for the  three months ended March 31,
1995, of  $661,000, or $.17 per share on   weighted average shares outstanding
of 3,932,775.   This compared to a net  loss of $331,000, or $.08 per  share on weighted average shares outstanding of 3,932,778 for the same period in the prior year.



Liquidity and Capital Resources

     As of March 31, 1995, the Company's ratio of current assets to current liabilities was 2.10 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .91 to 1.

     During the three months ended March 31, 1995, the Company incurred $134,000 in interest expense and made interest payments totaling $138,000. Accrued interest at March 31, 1995 was $58,000. Substantially all of the Company's interest expense is related to the "Credit Agreement".

     The Company, as borrower, is a party to a credit agreement (the "Credit Agreement") that provides for a $10,000,000 revolving line of credit at an interest rate equal to the prime rate. The Credit Agreement, entered into on March 30, 1992 and expiring on May 31, 1996, is a facility that allows for borrowings based upon a formula comprised of inventory, accounts receivable
and  fixed assets, less environmental compliance  reserve, if any.   No
compliance reserve has been required.

     Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to restrictions on distributions from the Company to its stockholders, maintenance of certain financial ratios and levels of tangible net worth and limits on capital expenditures. As a result of the foregoing, as of March 31, 1995, approximately $3.2 million was unused an available under the Credit Agreement.





                                   9 of 11

     The increase in the amount borrowed under the Credit Agreement at March 31, 1995 in comparison to the amount borrowed at December 31, 1994 was due to increased uses of cash to fund operating losses as well as expenditures for capital improvements.

     The Company spent $875,000 on capital improvements during the period ended March 31, 1995. In addition, the Company expects to spend approximately $1.525 million on capital improvements during the balance of the current fiscal year principally as a result of the consolidation of its manufacturing facilities in Macedonia. Such expenditures are expected to be funded from cash generated by operations and borrowings under the Credit Agreement.


Part II - Other Information


Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company.


Item 2.   Collective Bargaining Agreement

     On May 1, 1995, a new 3 year collective bargaining agreement was executed. The new collective bargaining agreement replaces the one which expired November 1994 and applies to employees at the Macedonia facility.


Item 6.   Exhibits and Reports on Form 8-K

(a) The Company filed no reports on Form 8-K during the quarter ended March 31, 1995


10.14 Agreement between ASI and Teamster Local No. 416, dated May 1, 1995, and effective as of December 16, 1994 was filed as Exhibit 10.14 on the Company's form 10-Q for the quarter ended March 31,
          1995............................................................





                                   10 of 11

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.





     By:/s/  COREY ROTH                                 May 12, 1995
        ------------------------------
        Corey Roth
        Vice President, and Treasurer
        (Principal Financial Officer)





                                   11 of 11

                                   AGREEMENT
                                   ---------

                                    Between
                                    -------

                             AEROSOL SYSTEMS, INC.
                             ---------------------

                                      and
                                      ---

          INDUSTRIAL MAINTENANCE AND VENDING MACHINE SERVICE EMPLOYEES
          ------------------------------------------------------------
                         TEAMSTERS LOCAL UNION NO. 416
                         -----------------------------


                                Affiliated With


                     INTERNATIONAL BROTHERHOOD OF TEAMSTERS
                     --------------------------------------

                                      1994
                                      ----

                                MACEDONIA PLANT
                                ---------------


                                     INDEX
                                                                           PAGE NUMBER
PREAMBLE......................................................................   1
ARTICLE I - RECOGNITION.......................................................   1
ARTICLE II - CONDITIONS OF EMPLOYMENT.........................................   1
ARTICLE III - MANAGEMENT RESPONSIBILITY.......................................   2
ARTICLE IV - NO STRIKE........................................................   3
ARTICLE V - NEW EMPLOYEES.....................................................   3
ARTICLE VI - NON-DISCRIMINATION...............................................   4
ARTICLE VII - HOURS OF WORK...................................................   4
ARTICLE VIII - REST PERIODS...................................................   5
ARTICLE IX - OVERTIME.........................................................   5
ARTICLE X - REPORT-IN PAY.....................................................   6
ARTICLE XI - CALL-BACK PAY....................................................   6
ARTICLE XII - BEREAVEMENT PAY.................................................   6
ARTICLE XIII - JURY DUTY......................................................   6
ARTICLE XIV - INJURIES IN THE PLANT...........................................   7
ARTICLE XV - LEAVES OF ABSENCE................................................   7
ARTICLE XVI - SENIORITY.......................................................   8
ARTICLE XVII - PROMOTIONS.....................................................  10
ARTICLE XVIII - COOPERATION...................................................  10
ARTICLE XIX - SAFETY..........................................................  10
ARTICLE XX - PAID HOLIDAYS....................................................  10
ARTICLE XXI - VACATIONS.......................................................  12
ARTICLE XXII - SHIFT PREMIUMS.................................................  13
ARTICLE XXIII - HEALTH AND WELFARE INSURANCE..................................  13
ARTICLE XXIV - MAJOR MEDICAL HEALTH INSURANCE
ARTICLE XXV - RETIREMENT SAVINGS PLAN.........................................  16
ARTICLE XXVI - GRIEVANCE PROCEDURE AND ARBITRATION............................  17
ARTICLE XXVII - NEW JOB CLASSIFICATIONS.......................................  18
ARTICLE XXVIII - PART-TIME AND TEMPORARY EMPLOYEES............................  19
ARTICLE XXIX - CREDIT UNION...................................................  19
ARTICLE XXX - BULLETIN BOARD..................................................  19
ARTICLE XXXI - LEGAL LIMITATIONS AND WAIVER...................................  20
ARTICLE XXXII - WAGES/BONUSES.................................................  20
ARTICLE XXXIII - DURATION, MODIFICATION AND
                 TERMINATION OF AGREEMENT.....................................  20


                                      (i)

                                   AGREEMENT
                                   ---------

            THIS AGREEMENT made and entered into on the date hereinafter set forth, but effective as of December 16, 1994, by and between INDUSTRIAL MAINTENANCE AND VENDING MACHINE SERVICE EMPLOYEES, TEAMSTERS LOCAL UNION NO. 416, affiliated with INTERNATIONAL BROTHERHOOD OF TEAMSTERS, located at 2070 East 22nd Street, Cleveland, Ohio 44115 (hereinafter referred to as the "Union") and AEROSOL SYSTEMS, INC., located at 9150 Valley View Road, Macedonia Ohio 44056 (hereinafter referred to as the "Company").

                                   ARTICLE I
                                   ---------
                                  RECOGNITION
                                  -----------

            The Company recognizes the Union as the exclusive bargaining agent with respect to rates of pay, wages, hours of employment, and other conditions of employment, for all employees described below, pursuant to the certification of representation issued by the National Labor Relations Board in Case No. 8-RC-9166.

                  "All production and maintenance employees employed by Aerosol Systems, Inc., but excluding all office clerical employees, laboratory employees and professional employees, guards and supervisors as defined in the Act."

            The purpose of this paragraph is merely to identify the Union as bargaining agent and in no way shall the language be interpreted as a limitation or restriction on management rights not specifically and clearly set forth in this Agreement.

                                   ARTICLE II
                                   ----------
                           CONDITIONS OF EMPLOYMENT
                           ------------------------

            SECTION 1. All present employees of the Company covered by this Agreement shall, as a condition of continued employment, be members of the Union on the thirty-first (31st) day following the date of this Agreement, and thereafter shall continue as members of good standing in the Union by the tender of periodic dues and initiation fees uniformly required as a condition of acquiring or retaining membership in the Union.

            SECTION 2. It is agreed that all new employees of the Company covered by this Agreement, as a condition of continued employment shall become members of the Union on the thirty-first (31st) day following the beginning of their employment, except sixty (60) calendar days in the case of temporary employees and thereafter shall continue membership in good standing in the Union by the tender of periodic dues and initiation fees uniformly required, as a condition of acquiring or retaining membership in the Union.

            The Company agrees to advise the Union of the names of employees hired on a temporary basis.

            SECTION 3. In accordance with individual voluntary check-off authorizations, the Company will deduct from the employee's earnings Union membership dues, including any initiation fee which is payable by such employees, and will remit the amount so deducted to the Union not later than the tenth (10th) day of each month.

            SECTION 4. Within ten (10) days of written notification by the Union that an employee is in default of payment of his or her dues, or initiation fees, the Company shall be required to discharge said employee and said request must be complied with.

            SECTION 5. The Union shall indemnify and save the Company harmless against any and all claims, demands, suits, or other forms of liability that shall arise out of or by reason of the check-off of Union dues or the discharge of employees in accordance with the application of this Article.

                                  ARTICLE III
                                  -----------
                          MANAGEMENT RESPONSIBILITY
                          -------------------------

            SECTION 1. Subject only to any limitations specifically stated in this Agreement, the Union and employees agree that the Company retains the exclusive right to manage its business, including, but not limited to the right to determine the number, location and type of its plants, departments, machines, tools, the equipment and other facilities; to decide on the products to be manufactured, the methods of manufacture, materials to be used and the discontinuance of any products, materials, service, or methods of production; to introduce new equipment, machinery or processes, and to change or eliminate existing equipment, machinery or processes; to discontinue, temporarily or permanently, in whole or in part, its business or operations; to decide the products, processes of manufacture or services to be subcontracted, to improve efficiency through established industrial engineering techniques or procedures, to establish rules governing employment and working conditions; to determine hiring qualifications of employees; to determine the size of the work force and the number of employees assigned to any particular operation, and to determine the starting times and duration of work shift.

            The matters contained in this Section and all other rights of management not limited by the clear and explicit language of this Agreement shall not be subject to the grievance procedures of this Agreement.

            SECTION 2. Nothing in this Agreement shall limit the Company in the exercise of its function of management under which it shall have, among others, the right to direct the working force, to transfer, promote or demote employees; to lay off, terminate, discharge, discipline, or otherwise relieve employees from duties for lack of work or other causes, and to require employees to observe reasonable company rules and regulations.

            The matters contained in this Section are subject to the grievance procedures of this Agreement, provided that such management rights are limited by clear and explicit language of the Agreement.

            SECTION 3. It is agreed that whenever management's decision to subcontract bargaining unit work or services will directly result in the layoff from the plant of bargaining unit employees with one (1) year or more seniority, such subcontracting shall require prior approval of the Union. The Union agrees that such approval will not be unreasonably withheld if such subcontracting is for justifiable business reasons in the best interest of all the remaining employees as well as the Company.


                                  ARTICLE IV
                                  ----------
                                   NO STRIKE
                                   ---------

            The Union and employees agree that they will not engage in, initiate, authorize, sanction, ratify, or support any strike, slowdown, stay-in, or other curtailment or restriction of production or interference with the work in or about the Company's plants or premises during the life of this Agreement. The International Union and Local Union and the officers thereof shall have no liability for any such acts unless it does engage in, initiate, authorize, sanction, ratify or support them. Any employee engaging in a strike, slowdown, stay-in or other curtailment or restriction of production or interference with the work in or about the Company's plants or premises during the life of this Agreement shall be subject to disciplinary action by the Company which can be, but not limited to, their discharge. The Union agrees that it will not oppose the discharge or discipline of anyone who engages in such acts or anyone who intimidates, threatens, or induces another employee to take part in any act. The disciplinary action taken by the Company shall not be subject to the grievance or arbitration procedures of this Agreement.

            The Company agrees there shall be no lockout during the life of this Agreement.

                                   ARTICLE V
                                   ---------
                                NEW EMPLOYEES
                                -------------

            SECTION 1. New employees shall serve a probationary period of sixty
(60) calendar days before becoming regular employees and covered by this Agreement. During such probationary period the employee may be disciplined, suspended or discharged with or without cause and such action may not be made the subject of the grievance procedure or arbitration Provided for in this Agreement. Upon completion of the employee's Probationary period, seniority shall date from the beginning of his probationary period, which is the last date of hire.

                                   ARTICLE VI
                                   ----------
                               NON-DISCRIMINATION
                               ------------------

            SECTION 1. The Company, Union and employees agree that this Agreement will apply equally to all employees in the bargaining unit regardless of race, creed, color, national origin, sex or age.

            SECTION 2. Wherever in this Agreement the word "his" is used, it shall also mean "her."

                                  ARTICLE VII
                                  -----------
                                HOURS OF WORK
                                -------------

            SECTION 1. This Article is intended only to define the normal workweek and normal workday for the purpose of computing overtime and shall not be construed as a guarantee of hours of work per day or per week.

            SECTION 2. The normal workday shall be eight (8) hours, exclusive of a lunch period. The normal workweek shall consist of forty (40) hours, five
(5) days, beginning on Monday and ending on Friday.

            SECTION 3. The number of shifts and the specified starting and quitting times of employee shifts, the type of shifts and the number of employees assigned thereto, and individual employees' hours of work, shall, from time to time, be determined by the Company according to the demands of the business. When employees' starting and quitting times are changed, the employees involved shall be given reasonable notice.

            SECTION 4. Flexible Work Week - In the event the Company establishes a flexible work week schedule, i.e. a work week which begins the work week on a day (Mon.-Fri.) other than Monday, then in such cases work on the sixth day of such work week shall be paid at time and one-half the employee's regular base rate and work on the seventh day of such work week shall be paid at double the employee's regular base rate.

            The Company shall pay a fifty cent (50+CT) per hour premium for week-end (Saturday-Sunday) work for employees working on a flexible work week schedule. Employees working on a flexible work week schedule shall not receive the overtime premiums designated in Article IX, Section 1(c) and Section 2(a).

                                  ARTICLE VIII
                                  ------------
                                  REST PERIODS
                                  ------------

            SECTION 1. The Company shall schedule two (2), ten (10) minute rest periods each day, one (1) during the first half of the shift, and the other during the latter half of the shift. The time of such rest periods shall be determined by the Company as business conditions and efficiency of operations indicate. All employees shall remain at their work stations until the beginning of the rest period and shall be at their work station at the end of the rest period.

                                   ARTICLE IX
                                   ----------
                                    OVERTIME
                                    --------

            SECTION 1. One and one-half (1-1/2) times the employee's regular hourly base rate shall be paid for all hours worked in accordance with the following:

            (a) all work performed in excess of eight (8) hours in any one (1) workday;

            (b) All time worked in excess of forty (40) hours in any one (1) workweek;

            (c)   All time worked on Saturday.

            SECTION 2. Two (2) times the employee's regular base hourly rate shall be paid for all hours worked in accordance with the following:

            (a)   All time worked on Sunday;

            (b) All time worked on any of the holidays set forth in this Agreement, excluding holiday pay for unworked holidays.

            SECTION 3. There shall be no duplication of premiums for the same hours worked.

            SECTION 4. Overtime work opportunities will be divided equally, insofar as practicable, between qualified employees, who regularly perform the work during non-overtime hours. If it is shown the employee has not properly shared in the distribution of overtime, the Company shall make adjustments in future overtime schedules.

            SECTION 5. The Company will endeavor to notify employees no later than quitting time the previous Thursday of Saturday overtime.

                                   ARTICLE X
                                   ---------
                                 REPORT-IN PAY
                                 -------------

            SECTION 1. An employee covered by this Agreement who reports to work at his regular starting time, without previously having been notified not to report for work, and who reports to work and his regular job is not available upon reporting, shall be provided with four (4) hours of work, or shall be sent home and credited with four (4) hours' pay at his regular base rate, except that this provision shall not apply in cases of labor disputes, conditions beyond the control of management, or Acts of God.

                                   ARTICLE XI
                                   ----------
                                 CALL-BACK PAY
                                 -------------

            SECTION 1. Employees covered by this Agreement who are called back to work after having left the premises and after completing their regular shift shall be paid four (4) hours' time at their base hourly rate or compensated at the applicable overtime premium rate, whichever is the greater. This Section shall not apply to hours worked which extend beyond or run into an employee's regular shift hours.

                                  ARTICLE XII
                                  -----------
                                BEREAVEMENT PAY
                                ---------------

            SECTION 1. An employee, who has completed his probationary period, who requests to be absent from work to attend a funeral of his Parents, spouse, child, brother or sister, will receive pay for the time lost which he otherwise would have worked at his regular job classification hourly base rate, not to exceed eight (8) hours per day for a period not to exceed three (3) days, such leave to be taken within four (4) consecutive days following such death. The employee must attend the funeral. The employee must furnish the Company office with the correct name and address of the mortician officiating, and, if requested, proof of the relationship of the deceased.

                                  ARTICLE XIII
                                  ------------
                                   JURY DUTY
                                   ---------

            SECTION 1. An employee who is summoned and reports for jury duty, as prescribed by applicable law, shall be paid by the Company an amount equal to the difference between the amount of wages (excluding Premiums) the employees would otherwise have earned by working during straight time hours for the Company on that day and the daily jury duty fee paid by the court for each day on which he reports for or performs jury duty and on which he otherwise would have been scheduled to work for the Company.

            SECTION 2. The Company's obligation to pay an employee for jury duty is limited to a maximum of four (4) workweeks in any calendar year. In order to receive payment, an employee must give the Company prior notice that he has been summoned for jury duty and must furnish satisfactory evidence that he reported for or performed jury duty on the day for which he claims payment.

                                  ARTICLE XIV
                                  -----------
                             INJURIES IN THE PLANT
                             ---------------------

            SECTION 1. Any employee injured while at work shall receive his regular base pay for the balance of the shift, provided that the attending physician reports to the Company that he is unable to report back to work the day of the accident. The Company shall arrange transportation to medical service for such injured employee for the first visit for medical service. It is agreed such transportation shall be required only on the day he is injured.

            SECTION 2. All injuries occurring in the plant or on plant Premises must be reported to the Company promptly. Failure to do so shall subject employees to disciplinary action.

                                   ARTICLE XV
                                   ----------
                               LEAVES OF ABSENCE
                               -----------------

            GENERAL-- A leave of absence, without pay, for good and sufficient reasons, may be granted by the Company for a period not to exceed four (4) workweeks upon written application to and receipt of written approval from the Company. A longer period may be granted in cases of necessity. Seniority shall accumulate during any approved leave of absence.

            SECTION 1. Any employee who overstays the time allowed on a leave of absence shall automatically be considered as a "quit" unless permission to extend the leave has been requested and granted in writing prior to expiration of the leave.

            SECTION 2. MEDICAL.   The Company shall grant a leave of absence
without pay for up to twelve (12) months because of illness or pregnancy. Seniority shall accumulate during this absence. This leave of absence may be extended at the discretion of the Company for medical reasons documented by statements from the employee's physician. In no event shall such leave of absence exceed eighteen (18) months. The Company shall grant a leave of absence for the time an employee is unable to work because of an industrial injury received in his employment with the Company up to a maximum of twenty-four (24) months. The Company in any case may at any time require adequate proof or additional proof of any claim of injury or an illness or require a physical examination by a company physician at company expense.

            SECTION 3. MILITARY. The Company shall comply with the applicable federal and state laws relevant to employees entering or returning from the Armed Services.

                                  ARTICLE XVI
                                  -----------
                                   SENIORITY
                                   ---------

            SECTION 1. Seniority shall be preference or priority in layoffs, recalls, and promotions and shall be based upon the employee's, (1) length of continuous service with the Company; (2) skill, and (3) ability to do the work in an efficient manner. In cases where two (2) and (3) are equal, length of service shall govern. Seniority shall be measured from the employee's last date of hire.

            SECTION 2. An employee shall lose his seniority and continuous service if:

            (a)  He voluntarily quits;
            (b)  He is discharged for cause;
            (c) He is absent from work for three (3) consecutive days without notifying the Company of a reason for such absence;
            (d) He fails to return to work in a reasonable time not to exceed three (3) working days after being recalled to work following a layoff because of a reduction in force, unless excused by the Company for good and sufficient cause;
            (e)  He falsifies a reason for leave of absence;
            (f) He is continuously laid off for a time equal to his employment or a maximum of twelve (12) months or more.
            (g) He fails to return to work at the end of a leave of absence, unless such failure to return on schedule is due to an Act of God making it impossible for him to report on time or notify the Company of his inability to do so, unless excused by the Company for good and sufficient cause. The employee shall make every reasonable attempt to notify the Company of his inability to return on schedule;
            (h) He is continuously absent for reasons of illness or injury for twelve (12) months or more;
            (i) He is permanently, physically incapacitated and unable to perform regular work as normally scheduled by the Company resulting from injury or illness;
            (j)  He retires.

            SECTION 3. REDUCTION IN FORCE. Reduction in the work force of indefinite duration shall be on the basis of job classification seniority in the job classification affected in the following order:

            (a)  Temporary employees;
            (b)  Probationary employees;
            (c)  Part-time employees;
            (d) If further reduction in classification is necessary, job classification seniority will prevail provided that the ability and physical fitness are relatively equal;

               (e) Employees removed from the job classification affected shall exercise plant-wide seniority on other job classifications equal or below the job classification from which they are displaced, provided they can perform the work of the job classification in an efficient manner.

               SECTION 4. RECALL. Employees transferred to other job classifications as a result of reduction of the work force shall be returned to the job classification from which they were displaced in reverse order as openings occur. Employees laid off from the plant will be called to work on the basis of their plant-wide seniority, provided that the senior employee has the skill, experience and ability to perform the work available in the open job classification in an efficient manner. Nothing in this provision shall be construed to bar the Company the right to hire new employees if laid off employees are not qualified to perform the work efficiently.

               SECTION 5. TEMPORARY LAYOFF. In circumstances of lack of work of short duration, emergencies or conditions beyond the control of the Company, the Company shall have the right to make temporary layoffs of five
    (5) working days without invoking the layoff procedure. The Company will continue its policy of making work available when practicable prior to using the temporary layoff procedure.

               SECTION 6. NOTICE. Unless notified at the time of layoff, the Company will notify a laid off employee that he is being recalled by telegram or certified letter. Such notice shall be deemed delivered or attempted to be delivered at the employee's last known address. An employee on layoff shall notify the Company of any change of address and keep the address on file with the Company current.

               SECTION 7. Employees transferred to jobs outside the bargaining unit may be returned to the bargaining unit by the Company without loss of seniority and shall be credited with seniority for all time spent as an employee of the Company, provided that their Company service has not been broken.

               SECTION 8. SHIFT PREFERENCE. Employees shall have the right to exercise seniority on shifts of their choice when openings become available, provided that the Company may delay the employees transferred to the desired shift for a reasonable period of time for the purpose of training new employees. Also provided that the Company shall have the right to deny such transfer in order to balance skills on respective shifts. Employees shall only have one (1) shift preference election in any six (6) month period.

               SECTION 9. Whenever employees are laid off in excess of one (1) workweek the Company will notify the Union. Failure to give such notice will not create back pay liability.

                                  ARTICLE XVII
                                  ------------
                                   PROMOTIONS
                                   ----------

            SECTION 1. Promotions to higher paying jobs within the bargaining unit shall be made by the Company on the basis of skill, experience, and qualifications to perform the job classification being considered.

            SECTION 2. Whenever the skill, experience, and qualifications of two or more employees are equal, length of service shall be the deciding factor.

            SECTION 3. The Company shall advise employees of job vacancies by posting the opening for two (2) workdays. Any employee wishing to bid for the job shall sign the bid sheet supplied by the Company within the posting period.

            SECTION 4. Nothing in this Agreement shall be construed to prohibit the Company from hiring new employees when present employees are not qualified.

                                 ARTICLE XVIII
                                 -------------
                                  COOPERATION
                                  -----------

            The business representative of the Union, not employed by the Company, may be permitted access to the plant through the Company office to talk and meet with members of the Union Committee by prior arrangement and approval of the Company. However, there shall be no interference with production.

                                  ARTICLE XIX
                                  -----------
                                     SAFETY
                                     ------

            The Company and the Union agree that the establishment and maintenance of safe working conditions about the plant is in the best interest of both parties. The Company will appoint two (2) members and the Union will appoint two (2) members to a joint safety committee which will discuss recommendations to promote safety for all employees at a regularly scheduled monthly meeting.

                                   ARTICLE XX
                                   ----------
                                 PAID HOLIDAYS
                                 -------------

            SECTION 1. Whenever one of the following holidays is celebrated on a scheduled workday, eligible employees shall be paid a maximum of eight (8) hours' pay at their straight-time base hourly rate, excluding premiums for such holiday, if not worked: New Year's Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day, the Friday following Thanksgiving, Christmas Day, December 24th, December 31st, Employee's Birthday, and two (2) paid personal holidays.

             (a) To be eligible for a birthday holiday the employee shall give the Company at least three (3) workdays written prior notice of the day he intends to take as his birthday holiday. Such holiday may be a day other than the employee's birthday, by agreement of the Company. In no event shall compensation for such holiday exceed a maximum of eight (8) straight-time hours unless management specifically requests that the employee work on his birthday.

             (b) To be eligible for a personal paid holiday, the employee shall give the Company at least five (5) workdays prior notice and the day requested must be approved by the Company. No more than one employee in the same job classification shall be off on the same day, nor shall more than one personal paid holiday be taken in the same workweek unless otherwise agreed upon by the Company. In no event shall compensation for such personal paid holiday exceed a maximum of eight (8) straight-time hours. In order to qualify for a paid personal holiday, employees shall comply with the eligibility requirements of Section 2.

             (c) When the holiday falls on Saturday, the employee shall receive holiday pay, provided they comply with eligibility requirements of
  Section 2. Holidays that fall on Sunday shall be celebrated on the following Monday.

             SECTION 2. Eligible employees, for the purpose of this Article, shall be:

             (a) Those employees who have completed thirty (30) days of employment;

             (b) Those employees who have worked the last full scheduled workday prior to, and the next full scheduled workday following such holiday;

             (c) Those employees who are laid off, leave or return to work on a leave of absence for illness or injury within the workweek within which the holiday occurs;

             (d) Those employees who shall not have refused to work on such holiday if requested to do so.

             SECTION 3. Holidays occurring on Sunday shall be celebrated the following Monday.

             SECTION 4. If such holiday falls during an employee's vacation, the holiday pay shall be added to the vacation pay.

                                  ARTICLE XXI
                                  -----------
                                   VACATIONS
                                   ---------

           SECTION 1. Each regularly employed full-time employee who has been in the employ of the Company continuously for a minimum of one (1) year and less than two (2) years, shall be entitled to one (1) week of vacation with pay at his regular straight-time base rate for a normal workweek of forty (40) hours.

           SECTION 2. Each regularly employed full-time employee who has been in the employ of the Company continuously for two (2) years or more shall be entitled to two (2) weeks of vacation with pay at his regular straight-time base rate for a normal workweek of forty (40) hours.

           SECTION 3. Each regularly employed full-time employee who has been in the employ of the Company continuously for seven (7) years or more shall be entitled to three (3) weeks of vacation pay at his regular straight-time base rate for a normal workweek of forty (40) hours.

           SECTION 4. Beginning with an employee's 1992 anniversary date employees with twenty (20) years or more service shall be entitled to four (4) weeks of vacation pay at his/her regular straight-time base rate of a normal work week of forty (40) hours.

           SECTION 5. For the purpose of vacation eligibility only, an employee will be deemed to be in continuous employment with the Company if he has worked the majority of the hours in each month during the twelve (12) months immediately preceding his anniversary date.

           A prorated vacation formula will be used when an employee has missed a majority of the hours in any of the twelve (12) months preceding his anniversary date. Such proration shall be based upon a 1/52nd deduction in vacation time off and pay for each workweek missed. For example, an employee eligible for three (3) weeks' vacation earning $5.00 per hour would have his vacation time off and vacation pay computed as follows: 3 weeks of vacation - 120 hours at $5.00 per hour = $600.00 - 3 months leave of absence, 12 divided by 52 equals 23% -- 23% of $600 equals $138 -- $600 minus $138 equals $462 vacation pay -- 23% of 15 days of vacation equals 3 -- 15 minus 3 equals 12 paid vacation days.

           SECTION 6. Employees who quit or are discharged for cause prior to taking their vacation shall not be entitled to vacation pay.

           SECTION 7. Vacation pay will be paid on the Friday of the week prior to the week which the employee begins his vacation and shall be based upon the rate in effect when he takes his vacation.

                                  ARTICLE XXII
                                  ------------
                                 SHIFT PREMIUMS
                                 --------------

           SECTION 1. Effective December 1, 1994 all employees covered by this Agreement who are regularly assigned to work the second or third shifts shall receive a night shift premium of thirty cents (30+CT) per hour for each hour worked on such shifts.

                                 ARTICLE XXIII
                                 -------------
                          HEALTH AND WELFARE INSURANCE
                          ----------------------------

           SECTION 1. For the duration of the Agreement the Company shall make contributions to Teamsters' Local Union 416 Health and Welfare Fund for the benefit of employees who have completed their probationary period as follows:

           Thirty Dollars and Sixty-Five Cents ($30.65) per month.

           SECTION 2. It is agreed that the Company contributions set forth in
Section 1 above shall be the only liability of the Company in regard to such insurance benefits.

           SECTION 3. The employee agrees to become a party to the Agreement and Declaration of Trust establishing the Teamsters Union Local No. 416 of Cleveland, Ohio Health and Welfare Plan; and to be bound by all of the terms and provisions thereof; and does hereby irrevocably designate as its representatives on the Board of Trustees such Trustees as are named therein as Employer-Trustees, together with their successors selected in the manner provided therein; and to be bound by all action taken by said Employer-Trustees pursuant to the terms therein contained.

                                  ARTICLE XXIV
                                  ------------
                         MAJOR MEDICAL HEALTH INSURANCE
                         ------------------------------

           SECTION 1. For the duration of the Agreement, the Company will maintain a Major Medical Health Insurance plan with cost containment provisions and procedures.

      An outline of major features of the plan are as follows:

           I.  MAJOR MEDICAL
               -------------

               (a)   Annual Deductible

                     Single Employee -- $250.00
                     Family          -- $500.00

               (b)   Co-payment

                      (i) Single Employee - After the deductible has been paid, the Company pays 80% of the next $2,500 (employee
                      Pays 20%), and then the Company pays 100% of single employee costs over $2,750.

                      (ii) Family - After the deductible has been paid, the Company pays 80% of the next $5,000 (employee pays 20%), and then the Company pays 100% of family costs over $5,500.

               (c)    Lifetime Maximum - $250,000.

           II. COST CONTAINMENT
               ----------------

           The cost containment provisions, such as the requirement for a second surgical opinion, will be outlined in an insurance booklet to be provided to all employees.

           III. EMPLOYEE CONTRIBUTIONS
                ----------------------

           Employee participants in the Company's Major Medical Plan shall make contributions according to the following schedule:

                 Effective December 1, 1994 through
                 November 30, 1996
                        Single coverage - $21 per month
                        Family coverage - $40 per month

                 Effective December 1, 1996
                        Single coverage - $24 per month
                        Family coverage - $43 per month

           For the purpose of maintaining or reducing costs the Company shall retain the right to change carriers and coverage.

           The Company shall continue to pay its contribution while an employee is absent and not working for a maximum period of two (2) months. However, such contribution shall be continued for three (3) months for those employees who have at least twelve (12) months of service with the Company.

           SECTION 2. The Company, as permitted under existing benefit laws, will allow employees to opt out of the Major Medical Health Insurance Plan and thereby receive a bonus as described below:

           I.    MAJOR MEDICAL OPT-OUT
                 ---------------------

                 The Company, as permitted under existing benefit laws, shall allow each employee eligible for coverage under its Major Medical Health Insurance Plan outlined above a yearly election (irrevocable for the year) as to whether he wants to be covered under the plan. Normally, such election shall be made in the month preceding the new contract year:

           ELECTION PERIOD                COVERAGE PERIOD
           ---------------                ---------------

           November, 1994        Dec. 1, 1994 through Nov. 30, 1995
           November, 1995        Dec. 1, 1995 through Nov. 30, 1996
           November, 1996        Dec. 1, 1995 through Nov. 30, 1997

           An employee hired after the ratification of this agreement or who is not otherwise immediately eligible for coverage under the plan shall be allowed to elect coverage for the first year in which such employee would be eligible for coverage during the month preceding the eligibility year.

           II.   BONUS FOR OPT-OUT
                 -----------------

           Each employee electing to opt out of the Major Medical Health Insurance Plan as described above shall receive the following bonus in lieu of coverage for each year such employee elects not to be covered under the plan:

                 (a) Employee eligible for family coverage waiving all coverage - $650 payable at the end of the plan year for which the election was to take effect and provided employee is still in the employment of the Company at that time.

                  b) Employee eligible for family coverage opting for single coverage - $400 payable on same terms as (a) above.

                  c) Employee eligible for single coverage waiving all coverage - $325 payable on same terms as (a) above.

           The amount of the applicable bonus specified above shall be prorated based upon length of the period of coverage foregone divided by twelve months for employees hired after the ratification of this agreement or not otherwise immediately eligible for coverage under the plan.

           SECTION 3. Income Exclusion of Employee Contribution - Section 125(b) Plan -

                 For the purpose of reducing the effect on employees of employee contributions for Major Medical premium costs -

                 The Company has established a flexible benefit plan under
           Section 125(b) of the Internal Revenue Code which will permit an employee to exclude amounts contributed by him/her for the payment of health insurance premiums from income. The effect of this plan is that amounts that an employee elects to have reduced from his wages and used to pay such premiums will not be subject to federal, state income and social security taxes. Plan years are now on a contract year basis. An employee who chooses to participate will be required to enter into a wage reduction agreement prior to the first day of the plan year setting forth the amount that will be deducted from his/her wages during the plan year. An employee will not be allowed to change such amount for a plan year after the first day of the plan year.


                                  ARTICLE XXV
                                  ------------
                            RETIREMENT SAVINGS PLAN
                            -----------------------

           SECTION 1. The Company shall continue its Retirement Savings Plan for employees. An outline of the major features of the plan are as follows:

           (a) The Company will continue contributing into a Retirement Savings Account for all full-time employees who have completed their probationary period.

           (b)   The contribution for each such employee will be as follows:

                 Effective December 1, 1994  -   twelve cents (12+CT)
                 Effective December 1, 1995  -   thirteen cents (1 3+CT)
                 Effective December 1, 1996  -   fifteen cents (15+CT)

           per hour for each hour worked up to a maximum of forty-eight (48) hours in any one work week.

           (c) Contributions will be made for each paid holiday and each day of paid vacation at the equivalent of eight (8) hours per day.

           (d) In addition to present contributions Company will contribute one (1) additional dollar for each four (4) dollars voluntarily contributed by an employee up to a maximum extra contribution by the Company of $400 in any one contract year.


                                  ARTICLE XXVI
                                  ------------
                      GRIEVANCE PROCEDURE AND ARBITRATION
                      -----------------------------------

           SECTION 1. It is mutually agreed that if any employee or the Union has a disagreement as to the interpretation or violation of the terms of this Agreement, it shall be promptly settled in accordance with the Procedure herein provided.

           A grievance must be initiated within three (3) working days after it arises or within three (3) working days after the aggrieved employee should have become aware of the grievance. Any grievance not initiated or referred to the next step of the grievance procedure within the time limits set forth shall be deemed settled satisfactorily. The time limits may be extended by mutual agreement of the parties.

           STEP ONE: Any employee having a grievance shall report it to his supervisor who will attempt to make the necessary settlement. The supervisor shall answer the employee not later than three (3) working days after the employee discusses the grievance with him.

           STEP TWO: If the grievance is not satisfactorily adjusted in Step One, it shall be reduced to writing and signed by the employee and the employee's Union Steward. The Union Steward shall then present the grievance within five (5) working days from the answer in Step One to the employee's supervisor and attempt to settle the grievance. The supervisor shall answer the written grievance, in writing, not later than five (5) working days after receiving the grievance.

           STEP THREE: After receipt by the Union of the Company's answer in Step Two, the grievance may be presented to the Plant Manager, and/or his designated representative, within five (5) working days after the conclusion of Step Two. The Plant Manager and/or Management Committee and the Union Steward and Union Representative shall then meet within five (5) working days in an attempt to resolve the grievance. This time may be extended by mutual written agreement of the Company and the Union. A written disposition shall be mailed to the Union within five (5) working days after the conclusion of the last meeting in Step Three.

           A discharged employee may, within three (3) working days following his date of discharge, protest such discharge by written notice to the Company and the

Union. Such grievance may be processed under this grievance procedure beginning with Step Three.

           STEP FOUR: If the grievance is not settled in Step Three, then either party, upon written notice to the other party not later than five (5) working days after the Company's answer in Step Three, may submit the grievance to arbitration by requesting a panel of arbitrators, and providing a copy to the other party from the Federal Mediation and Conciliation Service, under their rules, such panel to consist of at least five (5) names. The parties shall meet within five (5) working days after receipt of the panel and shall choose an arbitrator by alternately striking out names until only one (1) name is left. The Union shall strike first and then the Company, and so forth.

           The decision of the arbitrator shall be final and binding upon both parties. The arbitrator shall have jurisdiction and authority only to interpret the express provisions of this Agreement and to apply them to the particular case presented to him. The arbitrator shall have no authority to add to, detract from, or in any way modify the terms of this Agreement or any supplemental agreement. The fees and expenses of the arbitrator shall be paid equally by both parties. The expenses of witnesses or representatives for either side shall be paid by the party producing such witnesses or representatives. The decision of the arbitrator must be issued in writing within thirty (30) days from the date all evidence is Presented to him regarding the grievance.

           SECTION 2. If a grievance is not appealed to the next higher step by the Union within the prescribed or mutually agreed to alternate time limit, it shall be barred from further processing. If a grievance is not resolved within any step by failure of the Company to meet the prescribed time limit, it shall advance automatically to the next higher step.

           SECTION 3. For the purpose of representing employees in the grievance procedure provided in this Agreement, the Union shall be represented by a Union Steward who shall be an employee of the Company.

                                 ARTICLE XXVII
                                 -------------
                            NEW JOB CLASSIFICATIONS
                            -----------------------

           SECTION 1. When a new job classification is created, or existing job classifications are changed or combined, the Company shall determine the classification in keeping with the requirements of the work involved and shall establish a wage rate for such new job classification to put it in equitable relationship with other job classifications.

           SECTION 2. Prior to placing the new job classification into effect, the wage rate determined by management shall be discussed with the Union in an effort to obtain the Union's agreement to the wage rate. If no agreement can be reached, the Company may put the new job classification and rate into effect. The Union shall have the right to make such wage rate the subject of a grievance in respect to whether or not the

  Company has placed the wage rate in equitable relationship with other job classifications provided such grievance is filed within three (3) workdays from the date the Company places the job classification into effect. All adjustments, if any, resulting from use of the grievance procedure shall be retroactive to the date the Company placed the new job classification into effect.

                                 ARTICLE XXVIII
                                 --------------
                       PART-TIME AND TEMPORARY EMPLOYEES
                       ---------------------------------

             SECTION 1. The Company shall have the right to employ part-time and temporary employees to perform work in bargaining unit classifications. A part-time employee is one who is hired to work less than the normal workweek. A temporary employee is one who is hired to work less than twelve (12) months a year.

             SECTION 2. In the event of a reduction in work force, it is understood that regular full-time employees will replace temporary employees in accordance with the seniority provisions of this Agreement.

                                  ARTICLE XXIX
                                  ------------
                                  CREDIT UNION
                                  ------------

             SECTION 1. The Company agrees that upon written request from any employee covered by this Agreement, it will make weekly deductions from earnings due the employee, and will rem it such amount to the Ohio Teamsters Credit Union Inc. with the names of the contributing employees and the amount. It is agreed that no change in the amount designated shall be required unless the employee gives the Company at least thirty (30) days' prior written notice.

                                  ARTICLE XXX
                                  -----------
                                 BULLETIN BOARD
                                 --------------

             The Company shall provide space on its bulletin board whereby the Union may post notices that have prior approval of the Company.

                                  ARTICLE XXXI
                                  ------------
                          LEGAL LIMITATIONS AND WAIVER
                          ----------------------------

           If any provision of this Agreement is or shall be in conflict with the requirements of Federal or State legislation, orders, decrees, rules or regulations, the same shall be deemed amended so as to conform thereto.

                                 ARTICLE XXXII
                                 -------------
                                 WAGES/BONUSES
                                 -------------

           SECTION 1. Wages and bonuses during the term of this Agreement shall be paid in accordance with Exhibit A hereto which is incorporated herein.

           SECTION 2. The normal payday will be Friday.

           SECTION 3. Whenever the Company temporarily transfers employees, the employee shall be paid the sixty (60) day rate for the job to which he is transferred or his own rate, whichever is higher. Such rate shall commence the beginning of the second workday following the temporary transfer.

           SECTION 4. The Company will establish a new schedule for employees in the classifications of Mixer and Machine Operators which will be twenty-five cents (25+CT) an hour more than the schedule for Filling Line Operator.

           SECTION 5.  Wages/Bonuses

           (a) First Year of Contract - Bonus in lieu of Wage Increase. All employees on the active payroll as of the date of ratification of the Company's final proposal shall receive a bonus of One Thousand Forty Dollars ($1,040). The bonus will be paid on or before December 23, 1994.

           (b) Second Year of Contract - Effective December 1, 1995 all employees shall be paid a general increase of twenty-five cents (25+CT) per hour.

           (c) Third Year of Contract - Effective December 1, 1996 all employees shall be paid a general increase of thirty cents (30+CT) per hour.


                                 ARTICLE XXXIII
                                 --------------
              DURATION, MODIFICATION AND TERMINATION OF AGREEMENT
              ---------------------------------------------------

           THIS AGREEMENT shall remain in full force and effect until Midnight, November 30, 1997 and shall continue in effect from year to year thereafter unless notice in writing shall be given by either party at least sixty (60) calendar days prior to

                                  EXHIBIT  "A"
                                  ------------

Employees hired on or after 12/01/94 will be paid and receive wage increases during the term of this contract according to the wage progression schedule set forth below. Employees in this category will not share in bonuses or general wage increases paid to employees hired prior to 12/01/94 during the term of this contract.

                             PROGRESSION SCHEDULE
LINE ASSEMBLER:

      EFFECTIVE       START 90 DAYS     12 MONTHS
      12/01/94        6.00         6.15      6.50
      12/01/95        6.25         6.40      6.60
      12/01/96        6.35         6.50      7.00

WAREHOUSE:

      EFFECTIVE          START 90 DAYS    12 MONTHS       24 MONTHS

      12/01/94           6.00        6.10      6.35            6.60
      12/01/95           6.25        6.40      6.60            6.30
      12/01/96           6.35        6.50      6.75            7.00

FILLING LINE OPERATOR

      EFFECTIVE          START 90 DAYS    12 MONTHS        24 MONTHS

      12/01/94           6.45        6.55      6.85             7.15
      12/01/95           6.60        6.75      6.90             7.30
      12/01/96           6.75        6.80      7.00             7.45

MIXER/MACHINE OPERATOR

      EFFECTIVE          START 90 DAYS    12 MONTHS        24 MONTHS

      12/01/94           6.70        6.80      7.10             7.40
      12/01/95           6.95        7.15      7.50             7.75
      12/01/96           7.20        7.40      7.70             7.90

(a) The company shall have the right to shorten any progression schedule for those employees it believes deserving, based upon job knowledge and performance. In addition, wages, as set forth in the progression schedule shall be considered as base wages and may be increased by the Company at any time during the term of this Agreement.

(b) Management shall have the right at its discretion to appoint or remove employees to act as group leaders without such action subject to this Agreement. Such employees shall not have authority to hire or fire and shall be members of the bargaining unit.

(c) Part-time and temporary employees shall not be compensated according to the minimum wage rates set forth above.

November 30, 1997 or any anniversary date thereafter of the desire to amend, modify or terminate this Agreement.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement on this 1st day of May, 1995.


INDUSTRIAL MAINTENANCE AND
VENDING MACHINE SERVICE EMPLOYEES
TEAMSTERS LOCAL UNION NO. 416
Affiliated with INTERNATIONAL BROTHERHOOD
OF TEAMSTERS                                   AEROSOL SYSTEMS, INC.

/s/ Dominic Tocco                              /s/ Dorne Chadsey
- -----------------------------------------      -------------------------------
                                               Vice President - HR
- -----------------------------------------      --------------------------------


12/07089CAA.001