Form 10-Q
period 1995-06-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1995-08-11
CIK 703645

=============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q
                                QUARTERLY REPORT

                      Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


For the quarter ended June 30, 1995            Commission file number 1-11013


                       SPECIALTY CHEMICAL RESOURCES, INC.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter


                 Delaware                       34-1366838
          ----------------------         ------------------------
          State of incorporation         I.R.S. Employer I.D. No.


                 9100 Valley View Road;  Macedonia, Ohio 44056
              ---------------------------------------------------
              Address of principal executive offices and zip code


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

     The number of outstanding shares of the Registrant's common stock as of August 1, 1995 was 3,932,774. The Registrant has no other class of stock outstanding.



=============================================================================

                       Specialty Chemical Resources, Inc.

                                   Form 10-Q

                      For the quarter ended June 30, 1995

                                     Index


                                                                        Page
Part I    Financial Information

  Item 1. Financial Statements..........................................  3

          Condensed Balance Sheets......................................  3

          Condensed Statements of Operations, 3 Months..................  5

          Condensed Statements of Operations, 6 Months..................  6

          Condensed Statements of Cash Flows, 3 Months..................  7

          Condensed Statements of Cash Flows, 6 Months..................  8

          Notes to Financial Statements.................................  9

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................  10

Part II   Other Information

  Item 1. Legal Proceedings............................................  13

  Item 4. Submission of Matters to a Vote of Security Holders..........  13

  Item 6. Exhibits & Reports on Form 8-K...............................  15




                                    2 of 16

                        PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements


                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets



                                       June 30, 1995     December 31, 1994
                                        (Unaudited)          (Audited)
                                       -------------     -----------------
Current assets
  Cash and cash equivalents            $      5,283        $     15,025
  Accounts Receivables                    7,109,788           6,873,256
  Inventories (Note B)                    8,329,828           6,832,213
  Prepaid expenses                          345,454             383,084
  Refundable Income Taxes                    51,898              51,898
                                       ------------        ------------
       Total current assets              15,842,251          14,155,476


Property, plant and equipment
 At cost                                 12,722,032          10,813,702
   Less accumulated depreciation
     and amortization                    (3,108,356)         (2,739,671)
                                       ------------        ------------
                                          9,613,676           8,074,031

Other assets
   Goodwill                              20,662,440          20,970,474
   Other                                  1,232,826           1,358,471
                                       ------------       -------------
                                         21,895,266          22,328,945
                                       ------------       -------------


       Total assets                    $ 47,351,193        $ 44,558,452
                                       ============        ============





See accompanying Notes to Financial Statements.





                                    3 of 16

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets
                                  (continued)





                                      June 30, 1995     December 31, 1994
                                        (Unaudited)          (Audited)
                                     ----------------   -----------------
Current liabilities

  Accounts payable                      $ 5,997,885         $ 5,764,259
  Deferred Income Taxes                     217,508             242,219
  Accrued expenses                        1,129,439             787,333
  Accrued costs related to
    Restructuring Plan (Note C)             269,980             941,460
                                        -----------         -----------
      Total current liabilities           7,614,812           7,735,271


Long-term obligations                     8,886,101           4,512,247
Deferred Income Taxes                     1,708,680           1,871,586
                                         ----------          ----------
  Total non-current liabilities          10,594,781           6,383,833


Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares
  Common Stock - $.10 par value;
    authorized 13,000,000 shares;
    issued and outstanding 3,932,774
    and 3,932,780                           393,277             393,277
  Additional paid in capital             41,878,575          41,878,575
  Accumulated deficit                   (13,130,252)        (11,832,504)
                                        -----------         -----------
                                         29,141,600          30,439,348
                                        -----------         -----------

                                       $ 47,351,193        $ 44,558,452
                                       ============        ============




See accompanying Notes to Financial Statements.





                                    4 of 16

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                  (Unaudited)

                         For the 3 month periods ended:


                                      June 30, 1995         June 30, 1994
                                    ---------------        --------------
Net Sales                              $12,250,008           $10,864,139

Cost of Goods Sold                      10,176,961             9,141,817
                                       -----------           -----------
     Gross profit                        2,073,047             1,722,322

Selling, general and administrative
   expenses                              1,672,708             1,731,445
Amortization of intangibles                217,173               218,448
Proxy contest expenses                     650,000                   -0-
                                       -----------           -----------
     Operating profit (loss)              (446,834)             (227,571)


Other (income) expense
  Interest expense                         187,109               191,860
  Other                                    (16,714)                  158
                                       -----------           -----------
                                           170,395               192,018
                                       -----------           -----------
     Earnings (loss) before income
     taxes and extraordinary items        (637,229)             (419,589)

Income taxes (benefit)                         -0-              ( 63,000)
                                       -----------           -----------
     Earnings (loss) before extra-
     ordinary items                       (637,229)             (356,589)

Extraordinary gain from insurance
  settlement (net of income taxes)             -0-             2,994,797
                                       -----------           -----------

     Net earnings(loss)               $  (637,229)          $ 2,638,208
                                       -----------           -----------

Earnings (loss) per common share:
     Earnings (loss) before extra-
      ordinary item                    $     (.16)            $     (.09)
     Extraordinary item                $      -0-             $      .76
                                       ----------             ----------
     Net earnings(loss)                $     (.16)            $      .67
                                       ==========             ==========
Weighted average shares outstanding     3,974,961              3,932,778


See accompanying Notes to Financial Statements.



                                    5 of 16

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                  (Unaudited)

                         For the 6 month periods ended:

                                      June 30, 1995         June 30, 1994
                                    ---------------        --------------
Net Sales                              $21,468,954           $20,494,879

Cost of Goods Sold                      18,096,197            17,181,447
                                       -----------           -----------

     Gross profit                        3,372,757             3,313,432

Selling, general and administrative
   expenses                              3,290,779             3,309,394
Amortization of intangibles                434,346               436,896
Proxy contest expenses                     650,000                   -0-
                                        ----------            ----------

     Operating profit (loss)            (1,002,368)             (432,858)

Other (income) expense
  Interest expense                         321,445               320,647
  Other                                    (26,065)               (3,089)
                                       -----------           -----------
                                           295,380               317,558
                                       -----------           -----------
     Earnings (loss) before income
     taxes and extraordinary items      (1,297,748)             (750,416)

Income taxes (benefit)                         -0-              ( 63,000)
                                       -----------           -----------
     Earnings (loss) before extra-
     ordinary items                     (1,297,748)             (687,416)

Extraordinary gain from insurance
  settlement (net of income taxes)             -0-             2,994,797
                                       -----------           -----------

     Net earnings(loss)                $(1,297,748)          $ 2,307,381
                                       ===========           ===========
Earnings (loss) per common share:
     Earnings (loss) before extra-
      ordinary item                    $      (.33)           $     (.17)
     Extraordinary item                $       -0-            $      .76
                                       -----------            ----------
     Net earnings(loss)                $      (.33)           $      .59
                                       ===========           ===========

Weighted average shares outstanding      3,955,793             3,932,778


See accompanying Notes to Financial Statements.


                                    6 of 16

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                         For the 3 month periods ended:


                                          June 30, 1995     June 30, 1994
                                         --------------    --------------
Net cash provided (used) by operating
  activities                              $  (927,828)      $ 5,429,680

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment - net                         (1,144,116)         ( 44,299)
                                          -----------       -----------

       Net cash provided (used) by
         investing activities              (1,144,116)         ( 44,299)

Cash flows from financing activities:
  Payments on revolver                     (1,460,000)       (8,085,000)
  Proceeds on revolver                      3,525,000         2,695,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities               2,065,000        (5,390,000)
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                 ( 6,944)           (4,619)

Cash and cash equivalents at beginning
  of period                                   12,227             27,511
                                          ----------        -----------

Cash and cash equivalents at end
  of period                               $     5,283       $    22,892
                                          ===========       ===========




See accompanying Notes to Financial Statements.





                                    7 of 16

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                         For the 6 month periods ended:


                                          June 30, 1995     June 30, 1994
                                         --------------    --------------
Net cash provided (used) by operating
  activities                              $(2,365,857)      $ 5,877,356

Cash flows from investing activities:

  Expenditures for property, plant and
   equipment - net                         (2,018,885)         ( 95,155)
                                          -----------       -----------

       Net cash provided (used) by
         investing activities              (2,018,885)         ( 95,155)

Cash flows from financing activities:
  Payments on revolver                     (2,535,000)      (13,295,000)
  Proceeds on revolver                      6,910,000         7,503,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities               4,375,000        (5,792,000)
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                  (9,742)           (9,799)

Cash and cash equivalents at beginning
  of period                                    15,025            32,691
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $     5,283       $    22,892
                                          ===========       ===========





See accompanying Notes to Financial Statements.





                                    8 of 16

                      Specialty Chemical Resources, Inc.

                         Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (the "Company") at December 31, 1994 and June 30, 1995 and the results of operations and cash flows for the interim periods ended June 30, 1995.

     Any other significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.

Note B - Inventories

     Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first- in, first-out
(FIFO) method for finished goods.

     The Company's inventories consisted of the following at:

                                         June 30,       December 3l,
                                           1995            1994
                                       -----------      -----------
       Raw materials                    $5,939,530      $4,368,396
       Finished goods                    2,992,280       3,049,421
                                        ----------      ----------
         Total FIFO cost                 8,931,810       7,417,817

       Less: Excess of FIFO cost over
             LIFO                         (601,982)       (585,604)
                                        ----------      ----------
         Total LIFO cost                $8,329,828      $6,832,213
                                        ----------      ----------


Note C - Restructuring Plan

     In the fourth quarter of 1994, the Company's Board of Directors approved a plan to reduce the Company's cost structure and to improve operations through the consolidation of facilities and reductions in the number of employees. During the six months ended June 30, 1995 the Company charged $671,000 against the Restructuring Plan accrual. These charges were composed of $260,000 for the discontinuation of a product line, $2,000 for employee termination benefits, $317,000 for the abandonment of certain equipment, and $92,000 for the abandonment of leasehold improvements.The manufacturing facilities consolidation is substantially completed. The Company anticipates the remainder of the Restructuring Plan will be completed by September, 1995.



                                    9 of 16

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


                                                  Six Months Ended    Three Months Ended
                                                      June  30,            June 30,
                                                  -----------------   ------------------
                                                     1995      1994        1995     1994
                                                     ----      ----        ----     ----
Net sales.........................................  100.0%    100.0%     100.0%    100.0%

Cost of goods sold................................   84.3%     83.8%      83.1%     84.1%

  Gross profit....................................   15.7%     16.2%      16.9%     15.9%

Selling, general and administrative expenses......   15.3%     16.1%      13.7%     15.9%

  Operating profit.(loss).........................   (4.4%)    (2.1%)     (3.4%)    (2.1%)

Interest expense..................................    1.5%      1.6%       1.5%      1.8%



     Net sales of $21,469,000 for the six-month period ended June 30, 1995, were $974,000, or 4.8%, above the comparable period in the prior year. This increase was a result of higher unit volume across all product lines and increased sales prices across most product lines.

     For the second quarter ended June 30, 1995, net sales of $12,250,000 were $1,386,000, or 12.8%, above the comparable period in the prior year. This increase was mainly attributable to the same factors discussed above with respect to the six-month period ended June 30, 1995.

     Cost of goods sold for the six-month period ended June 30, 1995, increased by $916,000 as compared to the same period in the prior year. This increase was due principally to increased sales during the six-month period ended June 30, 1995. Cost of goods sold increased as a percentage of net sales from 83.8% to 84.3% for the six-month periods ended June 30, 1994 and 1995, respectively. The increase in percent of sales was due to higher costs for raw materials.


                                    10 of 16

     Cost of goods sold increased by $1,035,000 for the three-months ended June 30, 1995. This increase was due principally to increased sales. Cost of goods sold decreased as a percentage of net sales from 84.1% to 83.1% for the three-months ended June 30, 1995 as compared to the same period in the prior year. The decrease as a percentage of net sales was due to reduced overhead charges and increased sales unit volume.

     Selling, general and administrative expenses were $3,291,000 for the six-month period June 30, 1995, or 15.3% of net sales. Selling, general and administrative expenses were $3,309,000 or 16.1% of net sales for the same period in 1994. The decrease as a percentage of net sales is due to increased sales during the six months ended June 30, 1995

     Selling, general and administrative expenses were $1,673,000 for the quarter ended June 30, 1995, or 13.7% of net sales. Selling, general, and administrative expenses were $1,731,000, or 15.9% of net sales for the same period in 1994. The decrease of $58,000 is due primarily to reduced staffing levels in the marketing department. The decrease as a percentage of net sales is due to increased sales during the three months ended June 30, 1995.

     During the second quarter of 1995, a group of stockholders (the "Committee") solicited proxies in opposition to the Company's nominees for its Board of Directors (the "Proxy Contest"). The purpose of the Proxy Contest was to attempt to remove, by stockholder vote, the then-current Board of Directors and to replace them with a slate of new directors nominated by the Committee. The Proxy Contest was unsuccessful and the Company's incumbent Board nominees were reelected. The Company incurred charges of $650,000 in responding to the
Proxy Contest.   See Part II, Item 4.

     Interest expense for the six-months ended June 30, 1995, was 1.5% of net sales versus 1.6% for the comparable period in the prior year. Interest expense was $321,000 for the six-months ended June 30, 1995. See "Liquidity and Capital Resources".

        Interest expense for the quarter ended, June 30, 1995, was 1.5% of net sales versus 1.8% for the comparable period in the prior year. Interest expense was $187,000 for the quarter ended June 30, 1995 as compared to $192,000 for the comparable period in 1994. See "Liquidity and Capital Resources".

     The Company recorded a net loss for the six-months ended June 30, 1995, of $1,297,748, or $.33 per share on weighted average shares outstanding of 3,955,793. This compared to a net earnings of $2,307,381, or $.59 per share on weighted average shares outstanding of 3,932,778 for the same period in the prior year. The loss for six-months ended June 30, 1995 was partially the result of expenses totaling $650,000 related to the proxy contest discussed above. Had the proxy contest not occurred the net




                                    11 of 16
loss would have been $647,748 or $.16 per share on weighted average shares outstanding of 3,955,793. The earnings for the six-month period ended June 30, 1994 were the result of an extraordinary gain of $2,994,797 (net of taxes).
The extraordinary gain resulted from the insurance settlement on the property and business interruption costs related to the December, 1992 fire at the Macedonia, Ohio plant. Had the Company not recognized the extraordinary gain, a net loss would have been reported of $687,416 or $.17 per share on 3,932,778 weighted average shares outstanding. Had the proxy contest not occurred and the extraordinary gain not been recognized, the Company would have experienced an earnings improvement of $39,668 over last year.

      For the quarter ended June 30, 1995, the Company lost $.16 per share on weighted average shares outstanding of 3,974,961 as compared to earnings of $.67 per share on weighted average shares outstanding of 3,932,778 for the same period in the prior year. The loss for the three-month period ended June 30, 1995 was the result of expenses totaling $650,000 related to the proxy contest discussed above. Had the proxy contest not occurred, the Company would have experienced net earnings of $12,771; a 102% improvement over current operating results. The earnings for the quarter ended June 30, 1994 were the result of the recognition of the extraordinary gain discussed above. Had the Company not recognized the extraordinary gain, a net loss would have been reported of $356,589, or $.09 per share on 3,932,778 weighted average shares outstanding. Had the proxy contest not occurred and the extraordinary gain not been recognized, the Company would have experienced an earnings improvement of $369,360 over last year.



Liquidity and Capital Resources

     As of June 30, 1995, the Company's ratio of current assets to current liabilities was 2.09 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .95 to 1.

     During the six-months ended June 30, 1995, the Company incurred $321,445 in interest expense and made interest payments totaling $383,918. Accrued interest at June 30, 1995 was $1,124. Substantially all of the Company's interest expense was related to the "Credit Agreement" discussed below.

     The Company, as borrower, is a party to a credit agreement (the "Credit Agreement") that provides for a $10,000,000 revolving line of credit at an interest rate equal to the prime rate. The Credit Agreement, entered into on March 30, 1992 and expiring on May 31, 1997, is a facility that allows for borrowings based upon a formula comprised of inventory, accounts receivable and fixed assets, less environmental compliance reserve, if any. No compliance reserve has been required.


                                    12 of 16

     Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to restrictions on distributions from the Company to its stockholders, maintenance of certain financial ratios and levels of tangible net worth and limits on capital expenditures. As a result of the foregoing, as of June 30, 1995, approximately $1.1 million was unused and available under the Credit Agreement.

     The increase in the amount borrowed under the Credit Agreement at June 30, 1995 in comparison to the amount borrowed at December 31, 1994 is due to increased uses of cash to fund expenditures for capital improvements, inventory, expenditures related to the Proxy Contest, and operating losses.

     The Company spent $2,019,000 on capital improvements during the period ended June 30, 1995. In addition, the Company expects to spend approximately $381,000 on capital improvements during the balance of the current fiscal year principally as a result of the consolidation of its manufacturing facilities in Macedonia. Such expenditures are expected to be funded from cash generated by operations and borrowings under the Credit Agreement.


Part II - Other Information

Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company.


Item 4.       Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 8, 1995
(the "Annual Meeting"). The purposes of the Annual Meeting included stockholder votes (i) to elect six Directors of the Company for the ensuing year, and (ii) to ratify the appointment of the independent accountants for the Company.

     As indicated in Part I, Item 2 , the Committee initiated the Proxy Contest during the second quarter of 1995. At the Annual Meeting, each of the Company's nominees for the Board was duly elected as a Director of the Company. The Company's nominees for the Board included Edwin M. Roth, Corey B. Roth, George N. Aronoff, Victor Gelb, Norton W. Rose and Lionel N. Sterling.

     The holders of a total of 3,587,992 shares of the Company's common stock entitled to vote were present in person or by proxy at the Annual Meeting (representing 91.24% of the total common stock issued and outstanding and entitled to vote at the Annual Meeting). The following list indicates the number of votes received by each nominee for the Board:




                                    13 of 16

              Company Nominees
              ----------------
              Edwin M. Roth                     1,854,201
              Corey B. Roth                     1,854,201
              George N. Aronoff                 1,854,201
              Victor Gelb                       1,854,201
              Norton W. Rose                    1,854,201
              Lionel N. Sterling                1,854,201



              Committee Nominees
              ------------------

              Charles L. Woolley       1,706,882
              Leonard P. Judy          1,706,882
              Jeffrey A. Bott          1,706,882
              Michael A. Wolf          1,706,882
              John a. Adams            1,706,882
              Donald O. Daley          1,706,882

     The vote on the proposal to ratify the appointment of Grant Thornton LLP as the Company's certified public accountants was 3,550,094 FOR, 7,606 AGAINST, and 30,292 ABSTAINED.

     The Company, the Directors, the Committee and the individual members of the Committee entered into an Agreement of Settlement and Release dated July 21, 1995 (the "Agreement"). Pursuant to the Agreement, the Company increased the size of its Board of Directors from six members to seven members and appointed Leonard P. Judy, a member of the Committee, to the Company's Board of Directors. The Agreement provides standstill provisions that prohibit, for a two-year period, certain enumerated activities including, but not limited to, certain acquisitions of securities of the Company, solicitation of proxies (except as a Company nominee for the Board) or other participation in any election contest with respect to the Company, or activities relating to written consent in lieu of a meeting of stockholders of the Company (unless such consent is solicited by the Company) or stockholder proposals. The Agreement also provides for a mutual release of claims arising out of or in connection with the Proxy Contest or related litigation, including the action filed by the Company in the United States District Court for the Northern District of Ohio captioned SPECIALTY CHEMICAL RESOURCES, INC. V. COMMITTEE FOR REVITALIZATION OF STOCKHOLDER VALUE OF SPECIALTY CHEMICAL RESOURCES, INC., ET AL, No. 5:95 CV 1082, seeking preliminary and injunctive relief with respect to the Proxy Contest. Also pursuant to the Agreement, the Company will reimburse the Committee for expenses incurred in connection with the Proxy Contest in the amount of $135,000, to be paid in three installments of $45,000 each, the last of which will be paid within thirty (30) days after the final adjournment of the Company's 1997 Annual Meeting of Stockholders.




                                    14 of 16

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits: 3.01      The Amended and Restated By-Laws of the Company as
                          amended  on June 8, 1995.

                4.01 Amendment to Credit Agreement, dated as of August 1, 1995, between the Company and National City Bank.

                10.01 Agreement of Settlement and Release, dated as of July 21, 1995, among the Company, the Directors, the Committee and the individual members of the Committee.

                27        Financial Data Schedule

(b) The Company filed a report on Form 8-K on June 8, 1995 relating to the adoption by the Board of Directors of the Company of two amendments to the Amended and Restated By-Laws of the Company.





                                    15 of 16

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.





     By:  /s/  COREY ROTH                                 August 11, 1995
          -----------------------------
          Corey Roth
          Vice President, and Treasurer
          (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
 Number
- --------

3.01 The Amended and Restated By-Laws of the Company, as amended on June 8, 1995.

4.01 Amendment to Credit Agreement, dated as of August 1, 1995, between the Company and National City Bank.

10.01 Agreement of Settlement and Release dated as of July 21, 1995, among the Company, the Directors, the Committee and the individual members of the Committee.

27              Financial Data Schedule.