Form 10-Q
period 1995-09-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1995-11-14
CIK 703645

________________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q
                               QUARTERLY REPORT

                     Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934


  For the quarter ended September 30, 1995    Commission file number 1-11013


                      SPECIALTY CHEMICAL RESOURCES, INC.
             ----------------------------------------------------
             Exact name of registrant as specified in its charter


                    Delaware                   34-1366838
             ----------------------     -----------------------
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

     The number of outstanding shares of the registrant's common stock as of October 31, 1995 was 3,932,770.




_________________________________________________________________________
______________________________Page 1 of 15_______________________________

                      Specialty Chemical Resources, Inc.

                                  Form 10-Q

                   For the quarter ended September 30, 1995

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

          Notes to Financial Statements.................................9


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................10



Part II   Other Information

  Item 1. Legal Proceedings............................................13

  Item 2. Changes in Securities........................................13

  Item 6. Exhibits & Reports on Form 8-K...............................14





                                   2 of 15

                       PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements


                      Specialty Chemical Resources, Inc.

                           Condensed Balance Sheets



                                    September 30, 1995   December 31, 1994
                                        (Unaudited)          (Audited)
                                       -------------     -----------------
Current assets
  Cash and cash equivalents            $      3,346        $     15,025
  Accounts Receivables                    8,129,326           6,873,256
  Inventories (Note B)                    9,082,943           6,832,213
  Prepaid expenses                          205,848             383,084
  Refundable Income Taxes                    51,898              51,898
                                       ------------        ------------
       Total current assets              17,473,361          14,155,476


Property, plant and equipment
 At cost                                 12,905,053          10,813,702
   Less accumulated depreciation
     and amortization                    (3,174,267)         (2,739,671)
                                       ------------        ------------
                                          9,730,786           8,074,031

Other assets
   Goodwill                              20,508,423          20,970,474
   Other                                  1,176,451           1,358,471
                                       ------------       -------------
                                         21,684,874          22,328,945
                                       ------------       -------------


       Total assets                    $ 48,889,021        $ 44,558,452
                                       ============        ============





See accompanying Notes to Financial Statements.





                                    3 of 15

                      Specialty Chemical Resources, Inc.

                           Condensed Balance Sheets
                                 (continued)





                                    September 30, 1995  December 31, 1994
                                        (Unaudited)          (Audited)
                                     ----------------   -----------------
Current liabilities

  Accounts payable                      $ 7,725,162         $ 5,764,259
  Deferred Income Taxes                     203,505             242,219
  Accrued expenses                          966,501             787,333
  Accrued cost related &
    Restructuring Plan (Note C)              77,488             941,460
                                        -----------         -----------
      Total current liabilities           8,972,656           7,735,271


Long-term obligations
  less current maturities                 9,230,497           4,512,247
Deferred Income Taxes                     1,678,589           1,871,586
                                         ----------          ----------
  Total non-current liabilities          10,909,086           6,383,833


Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares               -                   -
  Common Stock - $.10 par value;
    authorized 13,000,000 shares;
    issued and outstanding 3,932,771
    and 3,932,776                           393,277             393,277
  Additional paid in capital             41,878,575          41,878,575
  Accumulated deficit                   (13,264,573)        (11,832,504)
                                        -----------         -----------
                                         29,007,279          30,439,348
                                        -----------         -----------

                                        $48,889,021         $44,558,452
                                        ===========         ===========



See accompanying Notes to Financial Statements.





                                    4 of 15

                      Specialty Chemical Resources, Inc.

                      Condensed Statements of Operations
                                 (Unaudited)

                        For the 3 month periods ended:

                                   September 30, 1995    September 30, 1994
                                   ------------------    ------------------
Net Sales                              $10,521,005           $11,942,573

Cost of Goods Sold                       8,689,452             9,966,231
                                       -----------           -----------

     Gross profit                        1,831,553             1,976,342

Selling, general and administrative
   expenses                              1,600,400             1,698,557
Amortization of intangibles                217,173               218,448
                                       -----------           -----------

     Operating profit (loss)                13,980                59,337

Other (income) expense
  Interest expense                         214,465               134,648
  Other                                     13,836               (15,084)
                                       -----------           -----------

                                           228,301               119,564
                                       -----------           -----------
     Earnings (loss) before income
     taxes and extraordinary items        (214,321)             ( 60,227)

Income taxes (benefit)                    ( 80,000)             (211,000)
                                       -----------           -----------
  Net Earnings (loss) before extra-
     ordinary items                       (134,321)              150,773

Extraordinary gain (loss)(Note A)            -0-                (831,000)
                                       -----------           -----------
     Net earnings (loss)               $  (134,321)          $  (680,227)
                                       ===========           ===========

Earnings (loss) per common share:
     Earnings (loss) before extra-
      ordinary item                    $     (.03)          $       .04
     Extraordinary item                $     (.00)          $      (.21)
                                       ----------           -----------
     Net Earnings                      $     (.03)          $      (.17)
                                       ==========           ===========


Weighted average shares outstanding     3,962,252              3,932,777


See accompanying Notes to Financial Statements.



                                    5 of 15

                      Specialty Chemical Resources, Inc.

                      Condensed Statements of Operations
                                 (Unaudited)

                        For the 9 month periods ended:

                                   September 30, 1995    September 30, 1994
                                   ------------------    ------------------
Net Sales                              $31,989,959           $32,437,452

Cost of Goods Sold                      26,785,649            27,147,678
                                       -----------           -----------

     Gross profit                        5,204,310             5,289,774
Selling, general and administrative
   expenses                              4,891,179             5,007,951
Amortization of intangibles                651,519               655,344
Proxy Contest                              650,000                -0-
                                       -----------           -----------
     Operating Profit (loss)              (988,388)             (373,521)


Other (income) expense
  Interest expense                         535,910               455,295
  Other                                    (12,229)              (18,173)
                                       -----------           -----------
                                           523,681               437,122
                                       -----------           -----------
     Earnings (loss) before income
     taxes and extraordinary items      (1,512,069)             (810,643)

Income taxes (benefit)                     (80,000)             (274,000)
                                       -----------           -----------
     Net earnings (loss) before extra-
     ordinary items                     (1,432,069)             (536,643)

Extraordinary gain from insurance
     settlement (net of income taxes)       -0-                2,163,797
                                       -----------           -----------

     Net earnings                      $(1,432,069)          $ 1,627,154
                                       ===========           ===========

Earnings (loss) per common share:
     Earnings (loss) before extra-
      ordinary item                    $     (.36)            $     (.14)
     Extraordinary item                $      -0-             $      .55
                                       ----------             ----------
     Net earnings                      $     (.36)            $      .41
                                       ==========             ==========

Weighted average shares outstanding     3,962,252              3,932,777


See accompanying Notes to Financial Statements.



                                    6 of 15

                      Specialty Chemical Resources, Inc.

                      Condensed Statements of Cash Flows
                                 (Unaudited)

                        For the 3 month periods ended:


                                     September 30, 1995  September 30, 1994
                                     ------------------  ------------------
Net cash provided (used) by operating
  activities                              $    93,290        $ (399,461)

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment - net                           (441,277)         (259,278)
                                          -----------       -----------

       Net cash provided (used) by
         investing activities                (441,277)         (259,278)
Cash flows from financing activities:
  Increase (decrease) in capital lease
   obligations                                  1,050            10,171
  Payments on revolver                     (1,920,000)       (1,870,000)
  Proceeds on revolver                      2,265,000         2,514,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities                 346,050           654,171
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                  (1,937)          ( 4,568)
Cash and cash equivalents at beginning
 of period                                      5,283            22,892
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $     3,346       $    18,324
                                          ===========       ===========





See accompanying Notes to Financial Statements.





                                    7 of 15

                      Specialty Chemical Resources, Inc.

                      Condensed Statements of Cash Flows
                                 (Unaudited)

                        For the 9 month periods ended:


                                     September 30, 1995  September 30, 1994
                                     ------------------  ------------------
Net cash provided (used) by operating
  activities                              $(2,272,567)      $ 5,477,895

Cash flows from investing activities:

  Expenditures for property, plant and
   equipment - net                         (2,460,162)         (354,433)
                                          -----------        ----------

       Net cash provided (used) by
         investing activities              (2,460,162)         (354,433)

Cash flows from financing activities:
  Payments on revolver                     (4,455,000)      (15,165,000)
  Increase (decrease) in capital lease
   obligations                                  1,050            10,171
  Proceeds on revolver                      9,175,000        10,017,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities               4,721,050        (5,137,829)
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                 (11,679)          (14,367)

Cash and cash equivalents at beginning
  of period                                    15,025            32,691
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $     3,346       $    18,324
                                          ===========       ===========





See accompanying Notes to Financial Statements.





                                    8 of 15

                      Specialty Chemical Resources, Inc.

                        Notes to Financial Statements


Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (The "Company") at December 31, 1994 and September 30, 1995 and the results of operations and cash flows for the interim periods ended September 30, 1995.

     The effective tax rate for the nine-months ended September 30, 1994 was revised to 33.8% upon electing gain recognition on the replacement of the fire damaged assets with the filing of the tax return in the third quarter then ended. The tax affect based on this revised rate for the nine-months ended September 30, 1994 and the quarter was a benefit of $211,000. The extraordinary gain booked in the second quarter had a tax impact of $831,000 of tax, which arose on the replacement of the fire damaged assets with the filing of the tax return.

     Any other significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.


Note B - Inventories

     Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

     The Company's inventories consisted of the following at:

                                      September 30,     December 3l,
                                          1995             1994
                                      ------------      -----------
       Raw materials                    $5,784,486      $4,368,396
       Finished goods                    3,908,627       3,049,421
                                        ----------      ----------
         Total FIFO cost                 9,693,113       7,417,817

       Less: Excess of FIFO cost over
             LIFO                          610,170         585,604
                                        ----------      ----------
         Total LIFO cost                $9,082,943      $6,832,213
                                        ----------      ----------





                                    9 of 15

Note C - Restructuring Plan

     In the fourth quarter of 1994, the Company's Board of Directors approved a plan to reduce the Company's cost structure and to improve operations through the consolidation of facilities and reductions in the number of employees. During the nine months ended September 30, 1995 the Company charged $864,000 against the Restructuring Plan accrual. These charges were composed of $260,000 for the discontinuation of a product line, $9,000 for employee termination benefits, $502,000 for the abandonment of certain equipment, and $93,000 for the abandonment of leasehold improvements. The manufacturing facilities consolidation is substantially completed; only $77,000 remains accrued of an original accrual of $941,000. The Company anticipates the remainder of the Restructuring Plan will be completed by December 31, 1995.


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

                                                   Nine Months Ended    Three Months Ended
                                                     September  30,        September 30,
                                                   -----------------     -----------------
                                                      1995      1994        1995     1994
                                                      ----      ----        ----     ----
Net sales.........................................   100.0%    100.0%     100.0%    100.0%

Cost of goods sold................................    83.7%     83.7%      82.6%     83.5%
                                                     ------    ------     ------    ------

  Gross profit....................................    16.3%     16.3%      17.4%     16.5%

Selling, general and administrative expenses......    15.3%     15.4%      15.2%     14.2%

  Operating profit.(loss).........................    (3.1%)    (1.2%)      0.1%      0.5%

Interest expense..................................     1.7%      1.4%       2.0%      1.1%


     Net sales of $31,990,000 for the nine-month period ended September 30, 1995, were $447,000, or 1.4%, below the comparable period in the prior year. This decrease occurred as a result of production shortfalls during the third quarter.


                            10 of 15

     For the third quarter ended September 30, 1995, net sales of $10,521,000 were $1,422,000, or 11.9%, below the comparable period, in the prior year.
This decrease was mainly attributable to production shortfalls during the third quarter.

     Cost of goods sold for the nine-month period ended September 30, 1995, decreased by $362,000 as compared to the same period in the prior year. This decrease was due principally to decreased sales with respect to the nine month period ended September 30, 1995.

     Cost of goods sold as a percentage of net sales was 83.7% for both the nine-month periods ended September 30, 1994 and 1995, respectively.


     Cost of goods sold decreased by $1,277,000 for the three-months ended September 30, 1995. This decrease was due principally to decreased sales with respect to the three months ended September 30, 1995 as compared to the same period in the prior year. Cost of goods sold decreased as a percentage of net sales from 83.5% to 82.6% for the three-months ended September 30, 1995 as compared to the same period in the prior year.

     Selling, general and administrative expenses were $4,891,000 for the nine-month period September 30, 1995, or 15.3% of net sales. Selling, general and administrative expenses were $5,008,000 or 15.4% of net sales for the same period in 1994. The decrease of $117,000 was due to decreases in commission and other related expenses incurred from the sales of branded products and reduced staffing levels.

     Selling, general, and administrative expenses were $1,600,000 for the quarter end September 30, 1995, or 15.2% of net sales. Selling, general, and administrative expenses were $1,699,000, or 14.2% of net sales for the same period in 1994. The decrease of $99,000 was due to the same factors discussed above with respect to the three months ended September 31, 1995 and 1994. The increase in percent of sales was due to reduced sales during the 1995 period.

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

     Interest expense for the nine-months ended September 30, 1995, was 1.7% of net sales versus 1.4% for the comparable period in the prior year. Interest expense was $536,000 for the nine-months ended September 30, 1995, an increase of $81,000 from the nine-months ended September 30, 1994. This increase was due to increased borrowing under the "Credit Agreement". See "Liquidity and Capital Resources".



                            11 of 15

     Interest expense for the quarter ended, September 30, 1995, was 2.0% of net sales versus 1.1% for the comparable period in the prior year. Interest expense was $214,000 for the quarter ended September 30, 1995, an increase of $79,000 from the quarter ended September 30, 1994 this increase is due to increased borrowings under the increased Credit Agreement. See "Liquidity and Capital Resources".

     The Company recorded a net loss for the nine months ended September 30, 1995, of $1,432,069, or $.36 per share on weighted average shares outstanding of 3,962,252. This compared to a net earnings of $1,627,154, or $.41 per share on weighted average shares outstanding of 3,932,727 for the same period in the prior year. The loss for nine months ended September 30, 1995 was partially the result of expenses totaling $650,000 related to the proxy contest discussed above. Had the Proxy Contest not occurred the net loss would have been $782,069 or $.20 per share on weighted average shares outstanding of 3,962,252. The earnings for the nine month period ended September 30, 1994 were the result of an extraordinary gain of $2,163,797 (net of taxes). The extraordinary gain resulted from the insurance settlement on the property and business interruption claims related to the December, 1992 fire at the Macedonia, Ohio plant. Had the Company not recognized the extraordinary gain a net loss would have been reported of $536,643, or $.14 per share on 3,932,777 weighted average shares outstanding.

     For the quarter ended September 30, 1995, the Company lost $.03 per share on weighted average shares outstanding of 3,962,252 as compared to a loss of $.17 per share on weighted average shares outstanding of 3,932,777 for the same period in the prior year. The earnings for the quarter ended September 30, 1994, were affected by an $831,000 tax adjustment of $.21 per share on the extraordinary gain realized in the second quarter. The tax adjustment arose upon electing gain recognition on the replacement of the fire damaged assets with the filing of the tax return in the third quarter. Had the Company not recognized the extraordinary loss, net earnings would have been reported of $150,773, or $.04 per share on 3,932,777 weighted average shares outstanding.


Liquidity and Capital Resources

     As of September 30, 1995, the Company's ratio of current assets to current liabilities was 1.95 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .91 to 1.

     During the nine-months ended September 30, 1995, the Company incurred $535,910 in interest expense and made interest payments totaling $523,448. Accrued interest at September 30, 1995 was $73,451. Substantially all of the Company's interest expense was related to the "Credit Agreement" discussed below.




                              12 of 15

     The Company, as borrower, is a party to a credit agreement (the "Credit Agreement") that provides for a $10,000,000 revolving line of credit at an interest rate equal to the prime rate or the London Inter-Bank Offered Rate (LIBOR), at the Company's election. The Credit Agreement, entered into on March 30, 1992 and expiring on May 31, 1997, is a facility that allows for borrowings based upon a formula comprised of inventory, accounts receivable and fixed assets, less environmental compliance reserve, if any. No compliance reserve has been required

     Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to restrictions on distributions from the Company to its stockholders, maintenance of certain financial ratios and levels of tangible net worth and limits on capital expenditures. As of September 30, 1995, approximately $780,000 was unused and available under the Credit Agreement.

     The Company spent $2,460,000 on capital improvements during the nine-month period ended September 30, 1995 principally as a result of the consolidation of its manufacturing facilities in Macedonia, Ohio. The final phase of the Company's facilities consolidation plan entails the purchase of its leased distribution center in Macedonia, Ohio (consumated October 6, 1995). This acquisition, valued at $1,080,000, was financed approximately 85% with a real estate mortgage. Additionally, the Company expects to spend approximately $250,000 on capital improvements during the balance of the current fiscal year. Such expenditures are expected to be funded from cash generated by operations and borrowings under the Credit Agreement.



Part II - Other Information

Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company.

Item 2.   Changes in Securities

     Pursuant to action by the Company's Board of Directors on October 2, 1995, the Company authorized the issuance of a series of Preferred Stock consisting of 3,500 shares designated Cumulative Convertible preferred Stock, $.01 par value (the "Preferred Stock"). On October 6, 1995, a Certificate of Powers, Designations, Preferences and Rights with respect to the Preferred Stock (the "Certificate of Designations") was duly filed; and on the same date, Edwin M. Roth, The Company's President and Chief Executive Officer, purchased 3,500 shares of Preferred Stock for an aggregate purchase price of $350,000.

     Pursuant to the terms of the Preferred Stock, the holder is entitled to dividends at the rate of 7.5% per annum, which are cumulative from the date of original issuance and payable on January 1, April 1, July 1, and

                                    13 of 15

October 1 of each year commencing January 1, 1996. The shares of Preferred Stock may not be redeemed prior to October 6, 1998, and are required to be redeemed November 6, 2000. The redemption price would equal $350,000 plus accrued and unpaid dividends.

     So long as shares of the Preferred Stock are outstanding, no dividends may be paid on the Company's Common Stock nor may any shares of Common Stock be redeemed unless all cumulative dividends required to have been paid have been paid.

     The Preferred Stock is convertible into Common Stock at the initial conversion price of $5 per share of Common Stock (subject to adjustment as provided in the Certificate of Designations). the Preferred Stock has no voting rights; however, the Preferred Stock has a preference over the Common Stock of The Company upon liquidation of the Company. The liquidation preference would equal $350,000 plus accrued and unpaid dividends.


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits.

              3. Certificate of Powers, Designations, Preferences, and Rights providing for an issue of 3,500 shares of Cumulative Convertible Preferred Stock, $.01 par value, designated "Cumulative Convertible Preferred Stock" and dated October 6, 1995.

         10. Stock Purchase Agreement between the Company and Edwin M. Roth, dated October 6, 1995.

         27.  Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.





                                    14 of 15

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.





     By:/s/  COREY ROTH                                November 13, 1995
        --------------------------------
        Corey Roth
        Vice President, and Treasurer
        (Principal Financial Officer)











                                   15 of 15