Form 10-K
period 1995-12-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1996-04-01
CIK 703645

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

                                 ANNUAL REPORT

                      Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

For the calendar year ended December 31, 1995 Commission file no 1-11013
                            -----------------                   --------

                       SPECIALTY CHEMICAL RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                    34-1366838
             ------------------------    --------------------------
             (State of incorporation)    (I.R.S. Employer I.D. No.)

              9100 Valley View Road, Macedonia, Ohio       44056
             ----------------------------------------   ----------
             (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:     (216) 468-1380
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

     Common Stock, par value $.10 per share.

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 22, 1996 was $5,848,744.

     As of February 22, 1996, 3,947,768 shares of the Registrant's Common Stock were outstanding.

Documents  Incorporated  by  Reference:   The registrant's definitive proxy
statement for its 1996 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year end, December 31, 1995, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing of such document.

                                     PART I

ITEM 1.  BUSINESS

GENERAL. The Company was incorporated in Delaware in 1982 for the purpose of operating family oriented restaurants and entertainment centers. By 1988, the Company had concluded that enhanced growth required a change in the Company's business focus from the operation of the restaurants to the building of an industrial corporation. As a result, the Company acquired Aerosol Systems, Inc. ("ASI"), effective December 31, 1988, for an aggregate purchase price of approximately $40,000,000, of which approximately $14,750,000 was paid for stock and approximately $25,250,000 of liabilities were assumed. The Company disposed of the restaurants October 31, 1991. ASI was merged into the Company on December 30, 1992.

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


BUSINESS. The Company is a leading custom formulator and packager of specialty chemical products, primarily for the automotive service and industrial maintenance markets. The Company specializes in developing, formulating and packaging new products for customers which do not have the expertise or volume to maintain captive research and development departments and manufacturing operations. The Company produces and sells over 1000 "proprietary" chemical formulations, substantially all of which are packaged in aerosol containers.
In 1995, the Company sold approximately 35 million units. These proprietary formulations represent know-how of the Company developed through the skill and experience of its employees. These proprietary formulations are not generally patented. Approximately 84% of the Company's sales are of its proprietary products sold under the brand names of the Company's customers. The Company's products include cleaners, sealants, gasket components, lubricants, waxes, adhesives, paints, coatings, degreasers, polishes, anti-statics and tire inflators. Substantially all of the Company's products are used by professionals in commercial applications. In addition, the Company produces and sells its own branded products. Approximately 16% of the Company's sales are of its branded products.

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

     The Company's customers are principally distribution companies. The Company sells to approximately 350 core accounts with no single customer accounting for 10% of the Company's sales. The Company provides customers with prompt shipment, normally within six weeks after receipt of order, and will accept short production run orders (as few as 100 cases), thereby reducing the inventory requirements of its customers. Markets served by the Company include automotive service, janitorial, industrial maintenance and sanitation, high tech electronic and electrical manufacturing, and art and crafts. Less than 6% of the Company's sales are to chain store merchandisers. The Company believes, based on its experience with its customers and its knowledge of its industry, that it is the only custom packager in its principal markets that provides this wide range of services, and on a routine basis will produce as few as 100 cases of a product and offers delivery within six weeks.

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



PRODUCTS. Aerosol containers are a convenient, effective and efficient way to deliver thousands of products. The containers, 3.1 billion of which were sold in the United States in 1994, are generally made of steel or aluminum and can be recycled. Since 1978, when the use of chlorofluorocarbons ("CFC's") as propellant was discontinued in the United States, the Company's aerosol products generally have used compressed gases, such as carbon dioxide and nitrogen and liquified gases, such as propane and butane, as propellants. The Company's aerosol containers range from 4 ounces to 24 ounces in capacity. The Company combines its chemical formulation, an appropriate propellant, dip tube, valve, actuator, cap and the aerosol container to produce the final product.

        Products developed by the Company for the automotive service and industrial maintenance markets include cleaners, degreasers, lubricants and paints. The Company has also developed specialized products for the automotive service market, such as its patented non-flammable tire inflator, carburetor, brake and choke cleaners, gasket and trim adhesives, undercoatings, silicones, belt dressings, fabric protectors, and the Company's patented automobile fuel injection system cleaner, a specially formulated cleaner and a patented propellant system. Specialized products for the industrial maintenance market include molybdenum lubricants, food-grade lubricants and cleaners, release agents and protectors for injection and cast molding applications.

        In 1991 the Company introduced its environmentally responsive,
water-carried   (as opposed to solvent-carried), aerosol products under the
program name of SmartLine (TM).   Products using this system significantly
reduce solvent release. Additionally, these products meet the National Fire Prevention Agency's most stringent fire prevention and storage standards for aerosol products. Products using this technology include a range of cleaners, degreasers and lubricants produced for the Company's principal markets.

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


MARKETING AND DISTRIBUTION. The Company's marketing and sales activities are carried out by eight full-time salaried salespersons, except for sales of the Company's brand name products, which are marketed and sold by 21 manufacturer's representative agencies. The Company's customers are distributors of a broad range of products to the automotive service and industrial maintenance markets. The Company's efforts to obtain sales involve detailed pre-production and ongoing involvement with a customer. The Company seeks to develop long-term customer relationships. More than 64% of the Company's current sales volume is attributable to customers who have been with the Company for more than 10 years. The Company's active core customers number more than 350, with no single customer accounting for 10% of the Company's net sales. Substantially all of the Company's customers are located in the eastern two-thirds of the United States.


RESEARCH AND DEVELOPMENT. The Company's research and development activities are directed toward aerosol product development and improvement, product screening and custom applications designed to meet the specific requirements of its customers. The Company's research and development activities involve both the formulation of proprietary chemical compounds and the development of associated aerosol delivery systems. The Company works with its customers to develop new products and to modify existing products for them. It also seeks to develop new, proprietary products such as its patented fuel injection system cleaner, water-carried aerosol products, and patented tire inflators. The Company's technical activities are carried out by 3 chemists and 10 laboratory technicians. The Company holds several registered trademarks and patents.

MANUFACTURING. During 1995, the Company completed a restructuring plan pursuant to which it has consolidated its two manufacturing plants into an expanded Macedonia facility. The expanded facility contain seven production lines. Each line has different characteristics, providing the Company with flexibility to accommodate the short production runs required for many customized products, the longer high speed production runs, and the specialized barrier packaging production. In addition, the Company is able to package its products in one gallon cans, five gallon pails, and fifty-five gallon drums.

        In 1995, the Company sold approximately 35 million units. The handling of large volumes of liquid propellants requires that the manufacturing area be compartmentalized, permitting the isolation of each step in the production process. Control systems automatically shut down operation if safety limits are exceeded. Raw materials are stored within the plant, while propellants and solvents are stored in above-ground tanks outside the plant. The raw materials are moved as needed to the mixing area and the product is piped into a separate filling area where cans are filled. The cans are then conveyed into propellant charging rooms, two lines per room, where the propellant is loaded and the cans are crimped (sealed) automatically. After leaving the propellant charging room, the cans are run through a hot water test tank to test for leaking and container integrity at elevated temperatures. In cases where the can label has not been preprinted, a label is applied. The cans are coded, then packed and palletized for shipment or, in some cases, stored in the warehouse on racks for order picking.



COMPETITION. The aerosol industry is highly fragmented geographically, along product lines and by production capacity. Within these areas, the industry is
highly  competitive.   Although  many  companies  perform some  of the
individual operations and services carried out by the Company, and some of its competitors have greater financial and other resources, the Company believes it has few competitors that offer the same type of technical assistance, product formulation and packaging. Further, the Company's competitors do not routinely offer to produce as few as 100 cases of product and to deliver products within
six weeks.  These services are provided by the Company.   Most of the Company's
customers do not have their own aerosol research or production facilities. Because of the highly specialized nature of the Company's business, price, while important, is not normally the principal competitive factor. The Company believes that the principal competitive factors in the industry are quality of product and the product's ease of use by its end-user.

EMPLOYEES. As of February 16, 1996, the Company employed approximately 254 people on a full-time basis, of whom 88 are salaried and the remainder are hourly. All of the Company's hourly employees are represented by one collective bargaining unit with one collective bargaining agreement. The Company's current collective bargaining agreement expires in 1997. The Company considers its relationship with its employees to be good. There have not been any work stoppages or slowdowns due to labor related problems.

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


ITEM 2. PROPERTIES


PROPERTY. The Company's Macedonia production facility is leased. Under a lease amendment dated July 25, 1994, upon completion of certain leasehold improvements, the term of the Macedonia lease was extended through the year 2005, with four (4) five-year unilateral options to extend the lease through the year 2025. The Company leases 8,000 square feet of space for its executive offices, which are located adjacent to the Macedonia plant. The lease expires in 1996. On October 6, 1995 the Company purchased its previously leased distribution center in Macedonia, Ohio as the final phase of its facilities consolidation plan.


ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS. The Company continues to be involved in implementing a settlement reached pursuant to a Consent Order, entered between the State of Ohio and Aerosol Systems, Inc. on July 9, 1990, pertaining to environmental concerns which preceded the Company's acquisition of ASI. ASI is now operated as a division of the Company.

        Pursuant to the July 9, 1990 Consent Order, the Company had submitted a closure plan for its facility located at 9150 Valley View Road in Macedonia, Ohio (the "Macedonia Facility") which was modified unilaterally by the Ohio EPA. The Company appealed the Ohio EPA's unilateral modifications to the Ohio Environmental Board of Review. On January 6, 1995, AEROSOL SYSTEMS, A DIVISION OF SPECIALTY CHEMICAL RESOURCES, INC. V. DONALD R. SCHREGARDUS, DIRECTOR, OHIO ENVIRONMENTAL PROTECTION AGENCY (Environmental Board of Review, Case No. EBR 773188), was resolved through a settlement agreement. The January 6, 1995 settlement agreement resulted in a termination of the Company's appeal of this matter before the Environmental Board of Review.

        On May 3, 1995, Ohio EPA issued a supplemental closure plan approval letter that established certain deadlines with regard to the Company's implementation of a Groundwater Extraction and Treatment System, a Soil Vapor Extraction System, and certain other closure plan tasks. On February 12, 1996, the Company submitted a revised closure cost estimate to address closure costs anticipated the Macedonia Facility. Based on an estimate of closure costs received from the Company's environmental consultant, the revised closure cost estimate totalled $975,000. As of February 8, 1996, approximately $981,534 was available in an Ohio EPA trust fund, comprised of funds deposited by former owners of the Company, to meet these expenses (the "Ohio EPA Trust Fund"). Further, as of February 12, 1996, the Company had paid $764,309 directly toward closure activities.

        Pursuant to the Ohio Administrative Code, the Company requested reimbursement from the Ohio EPA Trust Fund of those expenses which the Company had paid directly. As of March 21, 1996, the Director of Ohio EPA has approved reimbursement to the Company in the amount of $620,800 from the Ohio EPA Trust Fund. Therefore, approximately $361,000 remains in the Ohio EPA Trust Fund to complete closure activities. It is difficult to predict at this time when remaining funds in the Ohio EPA Trust Fund will be released. However, the Company does expect additional reimbursement of approximately $140,000 during 1996.

        If the remediation techniques proposed in the closure plan are not successful, or if supplemental or alternative technologies are required to be used, then the Company may incur costs in excess of the $975,000 closure cost estimate. The Company believes, based on discussions with its technical consultants, that the cost of additional testing and operation of the proposed remedial systems will be approximately $150,000 and that the costs of the supplemental or alternative cleanup measures, if determined to be necessary, will not exceed $2,000,000.

        On January 31, 1996, the Company received a Notice of Violation (NOV) from Ohio EPA in association with an inspection conducted by Ohio EPA on June 23, 1995 regarding operations at the Macedonia Facility. Thirty-six violations were alleged by Ohio EPA. At this time the Company does not know whether these violations had in fact occurred or for what time period the alleged violations lasted. A majority of the alleged violations will be addressed by the completion of closure activities described above. Other violations will be addressed through negotiations with the Ohio EPA. The Company is subject to stipulated penalties provided in the July 9, 1990 Consent Order. The stipulated penalties section of the July 9, 1990 Consent Order provides penalties for each day of violation of the Consent Order of $1,000 per day for up to 30 days, $2,000 per day for days 31-60, $3,000 per day for days 61-90 and $5,000 per day for each day over 90 days. The Company cannot predict whether the Ohio EPA will seek penalties or, if it does so, what the extent of those penalties as a result of the NOV will be.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1995.


Executive Officers
- ------------------

     Set forth below is certain information concerning the Executive Officers of the Company. Officers of the Company are elected annually by the Board of Directors of the Company, and serve at the pleasure of the Board of Directors that elects them.


        NAME                  AGE                    POSITION
        ----                  ---                    --------
Edwin M. Roth                 68                    President, Chairman of the
                                                       Board and Director
Corey B. Roth                 38                    Vice President, Treasurer,
                                                       Asst. Secretary and
                                                       Director
John H. Ehlert                43                    Vice President and President of
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



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.


     The Common Stock was listed on the American Stock Exchange ("AMEX") under the symbol "CHM".

     During 1995, the closing sales prices on the AMEX ranged from $1.88 to $4.94. During 1994, the closing sales prices on the AMEX ranged from $2.88 to $7.25. The following table sets forth the high and low sale prices by quarter for 1995 and 1994.



                                Calendar Year Ended December 31,
                             -------------------------------------
                                  1995                  1994
                             -------------         --------------
       Quarter               High       Low         High       Low
       -------               ----       ---         ----       ---
First Quarter........        4.188      2.375       7.250      4.125
Second Quarter.......        4.938      2.750       4.813      3.250
Third Quarter........        4.625      3.750       4.500      3.500
Fourth Quarter.......        4.500      1.875       4.063      2.875

____________________




     As of February 22, 1996, the closing price for the Common Stock on AMEX was $1.81. As of February 22, 1996, there were 589 holders of record of Common Stock.

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



ITEM 6.  SELECTED FINANCIAL DATA


     The selected financial data for the fiscal years 1991 through 1995 are derived from the Company's audited financial statements. All financial data have been restated to reflect the discontinued restaurant operations and the adoption of Financial Accounting Standards Board (FASB) Statement 109, "Accounting for Income Taxes". This information should be read in conjunction with the Company's Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, each of which is included elsewhere in this Report.

                                                                          SELECTED FINANCIAL DATA
                                                                  (in thousands, except per share data)

                                                                                      Year Ended  December 31,
                                                    -----------------------------------------------------------------------
                                                      1995           1994          1993             1992             1991
                                                     -------       --------     ---------         --------          ------
Statement of operations
 Data (1) (2) (3):
Net sales ...................................... $    43,419     $   44,931     $   47,362     $    47,927     $    43,937
Cost of goods sold .............................      39,123         38,066         36,988          38,149          34,222
                                                  ----------      ---------      ---------      ----------      ----------
Gross profit ...................................       4,296          6,865         10,374           9,778           9,715
Selling, general and
 administrative expenses .......................       7,648          6,995          6,327           6,128           5,001
Amortization of intangibles ....................         869            874            862             865             865
Restructuring charges ..........................        -               954           -               -               -
                                                  ----------      ---------      ---------      ----------      ----------
Operating profit (loss) ........................      (4,221)        (1,958)         3,185           2,785           3,849

Other income (expense)
 Interest expense ..............................        (779)          (560)          (531)         (1,051)         (3,836)
 Amortization of debt issuance expenses ........        -              -              -                (30)           (180)
 Other .........................................          10             39             29              69               2
                                                  ----------      ---------      ---------      ----------      ----------
                                                        (769)          (521)          (502)         (1,012)         (4,014)
                                                  ----------      ---------      ---------      ----------      ----------
Earnings (Loss) from continuing operations
 before income taxes, extraordinary items and
 cumulative effect of a change in accounting
 principle .....................................      (4,990)        (2,479)         2,683           1,773            (165)
Income tax benefits (expense) ..................       2,981            840           (944)           (775)            (31)
                                                  ----------      ---------      ---------      ----------      ----------

Earnings (Loss) from continuing operations
 before extraordinary items and cumulative
 effect of a change in accounting principle ....      (2,009)        (1,639)         1,739             998            (196)
Earnings (Loss) from discontinued
 operations ....................................        -              -              -               -               (169)
                                                  ----------      ---------      ---------      ----------      ----------

Earnings (Loss) before extraordinary items and
 cumulative effect of a change in accounting
 principle .....................................      (2,009)        (1,639)         1,739             998            (365)

Extraordinary items:
 Gain (loss) due to fire (net of income taxes)..        -             2,265           (884)           -               -
 Deferred financing cost and original issue
  discount (net of income taxes) ...............        -              -              -               (714)           -
                                                  ----------      ---------      ---------      ----------      ----------
Net earnings (loss)                              $    (2,009)    $      626     $      855     $       284     $      (365)
                                                  ===========    ===========    ===========    ===========     ===========

Share Data (4):
 Earnings (Loss) per common share from:
  Continuing operations before extraordinary
   items and cumlative effect of a change in
   accounting principle ........................ $     (0.51)    $    (0.42)    $     0.44     $      0.29     $     (0.19)

  Discontinued operations ......................        -              -              -               -              (0.17)

  Extraordinary items ..........................        0.00           0.58          (0.22)          (0.21)           -
                                                  ----------      ---------      ---------      ----------      ----------
  Net earnings (loss) .......................... $     (0.51)    $     0.16     $     0.22     $      0.08     $     (0.36)
                                                  ===========    ===========    ===========    ===========     ===========
Supplemental earnings per share (5) ............      N/A            N/A            N/A        $      0.34          N/A
                                                  ===========    ===========    ===========    ===========     ===========
Dividends paid .................................        -              -              -               -               -
Weighted average common shares
  outstanding ..................................       3,939          3,935          3,946           3,443           1,008


                                                                      Year Ended      December  31,
                                                  ----------     ----------       -----------     ---------       --------
                                                     1995           1994             1993            1992           1991
                                                  ----------     ----------       -----------     ---------       --------
  Balance Sheet Data (1) (2):
Working capital ................................  $    7,142     $     6,420   $    10,883     $     8,212     $     4,608
Total assets ...................................  $   47,272     $    44,558   $    49,914     $    41,520     $    43,888
Long-term debt .................................  $   10,399     $     4,512   $     9,948     $     6,055     $    29,924 (6)
Redeemable preferred stock (7) .................  $      350             -              -              -               -
Stockholders' equity ...........................  $   28,444     $    30,439   $    29,814     $    28,958     $     3,904

(1) A plan was adopted, effective April 1, 1991, to dispose of the Company's restaurant operations and on October 31, 1991, the Company completed disposition of the restaurants. All financial data have been restated to reflect the restaurant operations, as a discontinued business.

(2) The Company adopted FASB Statement 109, "Accounting for Income
    Taxes", effective January 1, 1993. All financial data prior to 1993 have been restated to reflect its adoption.

(3) At December 31, 1995, the Company had approximately $7,998,000 of net operating loss carryforwards available for federal income tax purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Income Taxes and Net Operating Loss Carryforwards" regarding limitations on the usage of these carryforwards.

(4) Common Stock data are restated to reflect a one for fourteen reverse stock split effective on February 26, 1992.

(5) The supplemental earnings per share is computed assuming the public stock offering had been effective on January 1, 1992.

(6) Includes long-term obligations (less current maturities), subordinated note payable and common stock warrants of ASI subject to put options, which were exchanged for Company warrants in 1992 in conjunction with the common stock offering. (See Notes C and D to Financial Statements.)

(7) On October 6, 1995, the Company issued 3,500 shares of redeemable preferred stock to an officer/director at a $100 per share price, which aggregated to $350,000. (See Note G to Financial Statements.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. This discussion should be read in conjunction with the information contained in the Financial Statements and Notes thereto of the Company contained elsewhere in this Report.

     In December, 1992, the Company experienced a non-chemical fire at its Macedonia, Ohio facility. The fire has adversely affected production capabilities, which adverse affect continued through 1993 and 1994.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales of certain items included in the Company's Statement of Operations.

                                            Year Ended December 31,
                                       --------------------------------
                                        1995         1994         1993
                                       ------       ------       ------
Net Sales..........................    100.0%      100.0%        100.0%
  Cost of goods sold...............     90.1%       84.7%         78.1%
                                       ------      ------        ------
Gross profit.......................      9.9%       15.3%         21.9%
Selling, general and administrative
  expenses.........................     17.6%       15.6%         13.4%
Amortization of intangibles........      2.0%        1.9%          1.8%
Restructuring charge...............       -          2.1%          -
                                        -----        -----        -----
  Operating profit.................     (9.7%)      (4.3%)         6.7%
Interest and expense...............      1.8%        1.2%          1.1%


FISCAL YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO 1994

         Net sales of $43,419,000 for the year ended December 31, 1995 were $1,512,000 or 3.4% below the prior year. The decrease is due to production shortfalls which were a result of startup problems for a new manufacturing information system as well as operational inefficiencies associated with the facilities consolidation into the Macedonia plant.

         Cost of goods sold for the year ended December 31, 1995 increased by $1,057,000 or 2.8% as compared to the prior year. As a percentage of net sales, cost of goods increased from 84.7% to 90.1%. The increase in cost of goods sold is due to raw materials inefficiencies, inventory shrinkage and increased labor and overhead, all the result of the startup of a new manufacturing information system and the facilities consolidation.

     Selling, general, and administrative expenses increased from $6,996,000 for the year ended December 31, 1994 to $7,648,000 for the year ended December
31, 1995.   As  a percentage  of  net  sales  these  expenses  were 15.6% for the year ended December 31, 1994 and 17.6% for the year ended December 31, 1995. The increase was due principally to charges of $650,000 incurred by the Company in responding to the "Proxy Contest" (described below).

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

     Interest expense for the year ended December 31, 1995 was 1.8% of net sales versus 1.2% for the comparable period in the prior year. Interest expense was $779,000 for the year ended December 31, 1995, an increase of $219,000, from the year ended December 31, 1994. This increase is due to increased borrowing under the senior credit facility. See "Liquidity and Capital Resources".

     The Company recorded a net loss for the year ended December 31, 1995 of $2, 008,606, or $.51 per share on weighted average shares outstanding of 3,939,348. This compared to a 1994 net loss before an extraordinary gain of $1,639,573 or $.42 per share on weighted average shares outstanding of
3,935,431 for the same period in the prior year.   The loss for the year ended
December 31, 1995 was partially the result of expenses totaling $650,000 related to the proxy contest discussed above and the effects of both the startup of a new manufacturing information system and the facilities consolidation. Net earnings for the year ended December 31, 1994 were $625,579 or $.16 per share on 3,935,431 weighted average shares outstanding after an extraordinary gain of $2,265,152 (net of taxes). The extraordinary gain resulted from the insurance settlement on the property and business interruption claims related to the December, 1992 fire at the Macedonia, Ohio plant.

     During 1995 the Company completed substantially all of the spending associated with the restructuring reserve established in 1994 (see Note I). Operations streamlining activities are continuing into the 1st quarter of 1996 related to the facilities consolidation plan. Management believes that completion of these activities will result in cost savings throughout the remainder of 1996. In addition; management is taking steps to improve the new
manufacturing information system in the 1st quarter of 1996.   It is
management's belief that these actions will improve operations in the remainder of 1996.

FISCAL YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO 1993

     Net sales of $44,931,000 for the year ended December 31, 1994 were $2,431,000, or 5.1% below the prior year. The decrease is due to softness in the markets for the Company's automotive and industrial maintenance products in the early part of the year and production inefficiencies as a result of fire related replacement equipment and operating procedures in the latter half of the year.

     Cost of goods sold for the year ended December 31, 1994 increased by $1,077,000 or 2.9% as compared to the prior year. As a percentage of net sales, cost of goods increased from 78.1% to 84.7%. This increase is due to production inefficiencies associated with the functioning of new equipment throughout 1994, coupled with a reduction in sales dollars for the year ended December 31, 1994 as compared to the same, period in 1993.

     Selling, general, and administrative expenses increased from $6,327,000 for the year ended December 31, 1993 to $6,996,000 for the year ended December 31, 1994. As a percentage of net sales these expenses were 13.4% for the year ended December 31, 1993 and 15.6% for the year ended December 31,
1994.   The increase was due principally to higher freight charges as well as increased charges for medical insurance, professional fees and commissions related to the sale of branded products.

     Interest expense and amortization of debt issuance expense for the year ended December 31, 1994 was 1.2% of net sales versus 1.1% for the comparable period in the prior year. Interest expense was $560,000 for the year ended December 31, 1994, an increase of $29,000 from the year ended December 31, 1993.

     In the fourth quarter of 1994, the Company's Board of Directors approved a plan to reduce the Company's cost structure and to improve operations through the consolidation of facilities and reductions in the number
of employees   The Plan provided for the Company to accrue $941,000 of
restructuring charges which are comprised of the following:  $168,000 related to the abandonment of lease-hold improvements and lease termination costs; $457,000 for the abandonment of certain property and equipment; $254,000 related to the discontinuation of a product line and $62,000 for
employee  termination benefits.   During 1994,  the Company also expended
approximately $13,000 for employee termination benefits under the Plan. The Company anticipated the Restructuring Plan to be completed by August 1995.

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

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

     The income tax benefit of $2,981,000 for the year ended December 31, 1995, consists of $1,006,000 of current refundable federal income taxes and
approximately  $1,975,000  of deferred federal  income tax benefits    The
income tax provision of $320,000 for the year ended December 31, 1994 consisted of $1,040,000 of current federal tax and local taxes, and $720,000 of
def erred federal  income tax benefits.   The income tax provision of $489,000
for the year ended December 31, 1993 consisted of $29,000 of current federal alternative minimum tax and local taxes and $460,000 of deferred federal income tax. The Company recognized $452,000, and $598,000 of tax benefits from the utilization of net operating loss carryforwards ("NOLs") for tax purposes during the years ended December 31, 1994 and 1993 respectively.

     As of December 31, 1995, the Company's NOLs were approximately $7,998,000. Approximately $6,615,000 of the NOLs arose from the operations of the Company prior to the acquisition of ASI and $1,383,000 arose in the current year. Except as discussed below, and subject to limitations of the Internal Revenue Code of 1986, as amended (the "Code"), the NOLs should be available to off set future income of the Company. Use of the NOLs to reduce future taxable income may subject the Company to an alternative minimum tax.

     Section 382 of the Code limits the amount of a corporation's taxable income which can be offset by NOLs arising prior to an "ownership change". An ownership change occurs when the percentage of stock owned by 5 percent shareholders, or group of 5 percent shareholders, increases over 50 percent over a three year period. For example, an ownership change would occur if shares comprising more than 50 percent of a corporation's stock are sold to new
public shareholders.   As a result of the public offering in February 1992 and
the ownership change that occurred in connection therewith, the Limitation on the utilization of the NOLs imposed by Section 382 of the Code will apply. Under the limitation, the amount of the Company's taxable income that each year can be offset by NOLs attributable to periods before the ownership change cannot exceed the product of (i) the fair market value of the stock of the Company immediately prior to the ownership change and (ii) the Long-term tax-exempt rate prescribed by the IRS. The limitation imposed by the change in ownership may result in the Company paying income taxes in excess of the amount payable in the absence of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1995, the Company's ratio of current assets to current liabilities was 1.90 to 1 and the quick ratio (cash and cash equivalents, and accounts receivable, divided by current liabilities) was 1.03 to 1. As of December 31, 1994, the Company's ratio of current assets to current liabilities was 1.83 to 1 and the quick ratio (described above) was .9 to 1. The increase in liquidity is due primarily to $1,134,079 in refundable income taxes accrued at the end of 1995.

     During the twelve months ended December 31, 1995, the Company incurred $779,000 in interest expense and made interest payments totaling $687,000. Accrued interest at December 31, 1995, was $154,000.

     The Company, as borrower, is a party to a credit agreement (the Credit
Agreement)  that provides for a $10,000,000 revolving line of credit.   The
Credit Agreement, entered into on March 30, 1992 and expiring on May 31, 1997, is a facility that allows for borrowings based upon collateral comprised of inventory, accounts receivable and fixed assets, less an environmental compliance reserve, if any. No compliance reserve has been required.

     Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures, and restrictions on distributions from the Company to its stockholders. As of December 31, 1995, approximately $480,000 was unused and available under the Credit Agreement.

     On March 28, 1996 the Credit Agreement was amended to, among other things, increase the interest rate from the prime rate to the prime rate plus 2 1/4%, waive certain covenant defaults and add a deferred extension fee of $55,000 payable on March 31, 1997 contingent upon the occurrence of certain future events.

     On February 6, 1996, the Company entered into & Commercial Demand Note to borrow an additional $750,000 from its senior lender. The Demand Note is secured by a collateral assignment of the Company's right to receive funds in the Ohio EPA Trust Fund (see "Legal Proceedings") as well as by the collateralized guarantee of Edwin M. Roth, the Company's President and Chief Executive Officer. The Demand Note is required to be repaid with the proceeds of any disbursements to the Company from the Ohio EPA Trust Fund. On March 15, 1996, $621,000 was received as partial reimbursement from the Ohio EPA Trust Fund and applied to partially repay the Demand Note.

     Net cash used by operating activities was $2,650,000 in 1995, versus cash provided of $1,735,000 for 1994, and $5,032,000 for 1993. Net capital expenditures were $3,685,000, $612,000, and $6,084,000 respectively, for the three years 1995, 1994 and 1993. The increase in capital expenditures in 1995 compared to 1994 is principally due to expenditures for the facilities
consolidation plan.   The decreased cash flow from operating activities in 1995
compared to 1994 and 1993 is due principally to greater losses from operations. Some of the larger contributing factors to the decreased cash flow from operating activities were $541,000 of payments made related to the Proxy Contest, $322,000 of payments related to the Restructuring Plan, and payments of $810,000 made by the Company which are to be reimbursed from the Ohio EPA Trust Fund (all discussed above). The Company expects to spend approximately $500,000 in capital expenditures for 1996 to be funded from operating cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                    PART IV
              ITEM 14.  EXHIBITS; FINANCIAL STATEMENT SCHEDULES;
                              REPORTS ON FORM 8-K

     The Index to Financial Statements and Financial Statement schedules is listed below.

     The Company filed no reports on Form 8-K during the quarter ending December 31, 1995.



    INDEX TO FINANCIAL STATEMENTS, AND FINANCIAL STATEMENT SCHEDULES

                                                                 Pg No.
                                                                 -----
Report of Independent Certified Public Accountants                 F-1

Balance sheets
   December 31, 1995 and 1994                                F-2 & F-3

Statements of Operations
   December 31, 1995, 1994 and 1993                                F-4

Statements of Stockholders' Equity
   December 31, 1995, 1994, and 1993                               F-5

Statements of Cash Flows
   December 31, 1995, 1994, and 1993                         F-6 & F-7

Notes to Financial Statements                               F-8 - F-21

Report of Independent Certified Public Accountants
   on Schedules                                                   F-22

Schedule II - Valuation and Qualifying Accounts
                December 31, 1995, 1994 and 1993                  F-23


                         INDEPENDENT AUDITORS' REPORT




Stockholders of
Specialty Chemical Resources, Inc.

We have audited the accompanying balance sheets of Specialty Chemical Resources, Inc. as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in
the period ended December 31, 1995.   These financial statements are the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialty Chemical Resources, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                                              GRANT THORNTON LLP




Cleveland, Ohio
February 7, 1996, except for the 6th paragraph of Note E and the 4th paragraph of Note C as to which the dates are March 15, 1996 and March 28, 1996, respectively.

                       SPECIALTY CHEMICAL RESOURCES, INC.

                                 BALANCE SHEETS

                                  December 31



                                     ASSETS

                                                                            1995                    1994
                                                                         -----------             -----------
CURRENT ASSETS
   Cash and cash equivalents                                             $     1,238             $    15,025
   Accounts receivable - trade, less
       allowance for doubtful accounts of
       $345,000 and $123,000, respectively
       (note C)                                                            6,218,508               6,791,243
   Receivables - other (note E)                                              810,102                  82,013
   Inventories (notes A, B and C)                                          6,717,310               6,832,213
   Prepaid expenses                                                          201,420                 383,084
   Refundable income taxes                                                 1,134,079                  51,898
                                                                          ----------              ----------
               Total current assets                                       15,082,657              14,155,476



PROPERTY AND EQUIPMENT - AT COST
   (notes A, C and L)
       Building                                                              959,199                     -
       Leasehold improvements                                              2,572,720                 763,660
       Office equipment and furniture                                        956,454                 470,706
       Machinery and equipment                                             9,523,179               9,579,336
                                                                          ----------              ----------
                                                                          14,011,552              10,813,702
         Less accumulated depreciation
           and amortization                                                3,426,847               2,739,671

       Land                                                                  118,690                     -
                                                                          ----------              ----------

                                                                          10,703,395               8,074,031


OTHER ASSETS
   Goodwill (note A)                                                      20,354,406              20,970,474
   Product formulation (note A)                                              911,755               1,164,379
   Other                                                                     220,236                 194,092
                                                                          ----------              ----------

                                                                          21,486,397              22,328,945
                                                                          ----------              ----------


                                                                         $47,272,449             $44,558,452
                                                                         ===========             ===========



        The accompanying notes are an integral part of these statements.

                       SPECIALTY CHEMICAL RESOURCES, INC.

                                  December 31



                                  LIABILITIES

                                                                             1995                    1994
                                                                         ------------            ------------
CURRENT LIABILITIES
   Current portion of long-term debt                                     $     44,500            $        -
   Accounts payable                                                         6,695,517               5,764,259
   Deferred income taxes (notes A and J)                                          -                   242,219
   Accrued liabilities
       Compensation and payroll taxes                                         504,798                 341,278
       Taxes - other                                                           55,935                  34,500
       Interest                                                               154,290                  62,106
       Accrued costs related to Restructuring
          Plan (note I)                                                           -                   941,460
       Other                                                                  485,643                 349,449
                                                                          -----------             -----------
                                                                            1,200,666               1,728,793
                                                                          -----------             -----------
               Total current liabilities                                    7,940,683               7,735,271


LONG-TERM DEBT (note C)                                                    10,399,126               4,512,247

DEFERRED INCOME TAXES (notes A and J)                                         138,805               1,871,586

COMMITMENTS AND CONTINGENCIES (note E)                                            -                       -

REDEEMABLE PREFERRED STOCK, $.01 par value
   and $100 redemption value; authorized
   and issued 3,500 shares in 1995
   (note G)                                                                   350,000                     -

STOCKHOLDERS' EQUITY (notes D, G and H)
   Preferred stock - $.01 par value;
       authorized 1,996,500 shares                                                -                       -
   Common stock - $.10 par value;
       authorized 13,000,000 shares;
       issued and outstanding 3,947,769
       and 3,932,776 shares, respectively                                     394,777                 393,277
   Additional paid-in capital                                              41,935,125              41,878,575
   Accumulated deficit                                                    (13,847,367)            (11,832,504)
   Unearned compensation                                                      (38,700)                    -
                                                                          -----------             -----------
                                                                           28,443,835              30,439,348
                                                                          -----------             -----------
                                                                         $ 47,272,449            $ 44,558,452
                                                                          ===========             ===========



        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                            STATEMENTS OF OPERATIONS

                         For the year ended December 31




                                                             1995               1994                1993
                                                          -----------        -----------         -----------
Net sales                                                 $43,419,021        $44,931,250         $47,362,420

Cost of goods sold                                         39,123,444         38,066,017          36,988,528
                                                           ----------         ----------          ----------

          Gross profit                                      4,295,577          6,865,233          10,373,892

Selling, general and administrative
   expenses                                                 7,647,938          6,995,505           6,326,516

Amortization of intangibles                                   868,692            874,101             862,597

Restructuring charges (note I)                                    -              954,000                 -
                                                           ----------         ----------          ----------

          Operating profit (loss)                          (4,221,053)        (1,958,373)          3,184,779

Other income (expense)
   Interest expense                                          (779,041)          (559,793)           (531,151)
   Other                                                       10,488             38,593              29,542
                                                           ----------          ----------         ----------
                                                             (768,553)          (521,200)           (501,609)
                                                            ----------          ----------        ----------

          Earnings (loss) before income
            taxes and extraordinary item                   (4,989,606)        (2,479,573)          2,683,170

Income taxes (benefits)
   (notes A and J)                                         (2,981,000)          (840,000)            944,000
                                                           ----------         ----------          ----------


          Earnings (loss) before
            extraordinary item                             (2,008,606)        (1,639,573)          1,739,170

Extraordinary item
   Gain (loss) due to fire (net of
       income tax of $1,160,000 in 1994
       and income tax benefit of
       $455,000 in 1993) (note L)                                 -            2,265,152            (883,772)
                                                           ----------          ---------          ----------


          NET EARNINGS (LOSS)                             $(2,008,606)       $   625,579         $   855,398
                                                           ==========         ==========          ==========





EARNINGS (LOSS) PER COMMON SHARE (note K)
  Earnings (loss) before extraordinary
    item                                                    $(.51)              $(.42)              $ .44
  Earnings (loss) from extraordinary
    item                                                       -                  .58                (.22)
                                                            -----               -----               -----
                                                            $(.51)              $ .16               $ .22
                                                             =====               ====                ====





        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                         COMMON STOCK
                                        $.10 PAR VALUE          ADDITIONAL
                                    ---------------------        PAID-IN        ACCUMULATED     UNEARNED
                                      SHARES       AMOUNT        CAPITAL          DEFICIT     COMPENSATION      TOTAL
                                    ----------   ---------     -----------      -----------   ------------     ---------
BALANCE AT DECEMBER 31, 1992         3,768,154     $376,815    $41,895,037     $(13,313,481)   $    -       $28,958,371

   Issuance of common stock in
     conjunction with warrants
     exercised                         164,635       16,464        (16,464)             -           -               -

   Retirement of fractional
     shares received from
     prior reverse stock split              (9)          (1)             1              -           -               -

   Net earnings for the year               -            -              -            855,398         -           855,398

                                     ---------      -------     ----------      -----------    -------       ----------

BALANCE AT DECEMBER 31, 1993         3,932,780      393,278     41,878,574      (12,458,083)        -        29,813,769

   Retirement of fractional
     shares received from
     prior reverse stock split              (4)          (1)             1              -           -               -

   Net earnings for the year               -            -              -            625,579         -           625,579
                                     ---------      -------     ----------      -----------    -------       -----------

BALANCE AT DECEMBER 31, 1994         3,932,776      393,277     41,878,575      (11,832,504)        -        30,439,348

   Retirement of fractional
     shares received from
     prior reverse stock split              (7)         -              -                -           -               -

   Net loss for the year                   -            -              -         (2,008,606)        -        (2,008,606)

   Dividends ($1.79 per share)             -            -              -             (6,257)        -            (6,257)

   Issuance of restricted stock         15,000        1,500         56,550              -       (38,700)         19,350
                                     ---------      -------     ----------      -----------     -------      ----------

BALANCE AT DECEMBER 31, 1995         3,947,769     $394,777    $41,935,125     $(13,847,367)   $(38,700)    $28,443,835
                                     =========      =======     ==========      ===========     =======      ==========



        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                            STATEMENTS OF CASH FLOWS

                         For the year ended December 31



                                                                  1995               1994                1993
                                                               -----------        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                          $(2,008,606)       $   625,579         $   855,398
  Adjustments to reconcile net earnings
   (loss) to net cash provided by
   (used in) operating activities:
         Depreciation                                              907,718            783,168             504,661
         Amortization of intangibles                               868,692            874,101             862,597
         Deferred income taxes (benefits)                       (1,975,000)          (719,558)            460,000
         Loss on destroyed assets                                      -                  -             2,208,452
         Stock compensation                                         19,350                -                   -
         Change in assets and liabilities:
              (Increase) decrease in accounts
                 receivable                                        572,735             33,351          (1,460,704)
              (Increase) in accounts receivable -
                 other                                            (728,089)           (82,013)                -
              (Increase) decrease in inventories                   114,903           (489,834)           (656,972)
              (Increase) decrease in prepaid
                 expenses                                          181,664           (217,353)            (36,458)
              (Increase) decrease in refundable
                 income taxes                                   (1,082,181)           801,885            (853,783)
              Increase in other assets                             (26,144)           (48,291)            (36,960)
              Increase (decrease) in accounts
                 payable                                           925,001           (895,829)          3,468,409
              Increase (decrease) in accrued
                 liabilities                                      (419,824)         1,070,197            (282,617)
                                                                ----------         ----------          ----------

                   Total adjustments                              (641,175)         1,109,824           4,176,625
                                                                ----------         ----------          ----------

                          Net cash provided by
                            (used in) operating
                             activities                         (2,649,781)         1,735,403           5,032,023





                            (CONTINUED ON NEXT PAGE)





        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                         For the year ended December 31





                                                              1995                 1994                  1993
                                                          -----------          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                           $    39,966          $        -            $    100,000
   Expenditures for property and
     equipment - net                                       (3,685,351)             (611,797)           (6,083,890)
   Expenditures related to fire
       damage                                                     -                (663,179)          (10,301,341)
   Proceeds from insurance claim,
       net of cash gain                                           -               4,971,660             7,314,458
                                                           -----------          -----------           -----------
          Net cash provided by (used in)
            investing activities                           (3,645,385)            3,696,684            (8,970,773)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of redeemable
     preferred stock                                          350,000                   -                     -
   Payments on other long-term
     obligations                                               (2,371)               (1,753)                  -
   Proceeds from note payable                                 913,750                   -
   Proceeds on revolver                                    11,965,000            12,167,000            19,970,000
   Payments on revolver                                    (6,945,000)          (17,615,000)          (16,077,330)
                                                           ----------           -----------           -----------
          Net cash (used in) provided by
            financing activities                            6,281,379            (5,449,753)            3,892,670
                                                           ----------           -----------           -----------

          NET DECREASE IN CASH
            AND CASH EQUIVALENTS                              (13,787)              (17,666)              (46,080)

Cash and cash equivalents at beginning
    of year                                                    15,025                32,691                78,771
                                                           ----------           -----------           -----------

Cash and cash equivalents at end
    of year                                               $     1,238          $     15,025          $     32,691
                                                           ==========           ===========           ===========





        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993





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

   PROPERTY AND EQUIPMENT

   Depreciation is provided for in amounts sufficient to relate the costs of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is used for financial reporting purposes. Accelerated methods are used for tax purposes.

   The estimated lives used in determining depreciation and amortization for financial reporting purposes are as follows:


                 Building   . . . . . . . . . . . . . . . . . . . .    20 years

                 Leasehold improvements   . . . . . . . . . . . . .    15 years

                 Office equipment and furniture   . . . . . . . . .   7-10 years

                 Machinery and equipment  . . . . . . . . . . . . .  10-16 years

                       Specialty Chemical Resources, Inc.

                        December 31, 1995, 1994 and 1993




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     INTANGIBLES

     Goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired is being amortized over 40 years. The Company evaluates potential impairment of goodwill on the basis of whether goodwill is recoverable from the projected undiscounted profit from operations before goodwill amortization. Should the projected amounts indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated short fall of the undiscounted profit from operations as adjusted. The projected amounts are based upon management's best estimates utilizing information currently available. Inherent in these projections are estimates for which the ultimate outcome cannot be predicted with a high degree of certainty. Therefore, the actual results could materially differ from the projected amounts.

     Purchased product formulations are being amortized on a straight-line basis over 10 years, and all research and development costs are being expensed as incurred.

     Accumulated amortization for intangibles amounted to approximately $5,970,000 and $5,102,000 for the years ended December 31, 1995 and 1994, respectively.


     NEWLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the FASB adopted SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Company will adopt SFAS No. 121 in the first quarter of 1996.

                       Specialty Chemical Resources, Inc.

                        December 31, 1995, 1994 and 1993




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED


     NEWLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

     Additionally, the FASB has issued SFAS 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines and encourages the use of a fair value based method of accounting for an employee stock option or similar equity instrument. The Statement allows the use of the intrinsic value based method of accounting as prescribed by current existing accounting standards for options issued to employees; however, there is a requirement to disclose the pro forma net income as if the fair value based method had been used. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The disclosures must include awards granted in fiscal years beginning after December 15, 1994. Management has determined that the Company will utilize the intrinsic value based method of accounting for stock-based compensation.

     INCOME TAXES

     The Company utilizes the asset and liability method in accounting for income taxes. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1994 financial statements in order to conform to the 1995 financial statement presentation.

                       Specialty Chemical Resources, Inc.

                        December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for interest amounted to $687,000, $556,000, and $512,000 in the years ended December 31, 1995, 1994 and 1993, respectively. Cash payments for income taxes amounted to $79,000, $228,000, and $1,216,000 for the years ended December 31, 1995, 1994 and 1993, respectively.
     During 1995, the Company accrued $6,257 of preferred stock dividends and issued $58,050 of restricted stock to an employee.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Effective January 1, 1995, the Company adopted the Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures About Fair Value of Financial Instruments. At December 31, 1995, the following assumptions were used to estimate the fair value of the Company's financial instruments for which it is practicable to estimate that value.

     The carrying amount of "Cash and cash equivalents" and "Receivables - other" approximates fair value because of the short maturity of those instruments.

     The carrying amount of the Company's "Long-term obligations" approximates fair value. Fair value is estimated based upon borrowing rates currently available to the Company for obligations with similar terms and maturity dates.

NOTE B - INVENTORIES

     Inventories consist of the following at:

                                                        ------------------------------
                                                                 December 31,
                                                        ------------------------------
                                                           1995                1994
                                                        ------------------------------
Raw materials                                            $4,111,440         $4,368,396
Finished goods                                            3,323,426          3,049,421
                                                        ------------------------------
                                                          7,434,866          7,417,817

Less excess of FIFO over LIFO cost                          717,556            585,604
                                                         -----------------------------
                                                         $6,717,310         $6,832,213
                                                         =============================

                      Specialty Chemical Resources, Inc.

                       December 31, 1995, 1994 and 1993


NOTE B - INVENTORIES - CONTINUED

     Had the Company historically followed the FIFO cost method for raw material inventories, the net loss for the year ended December 31, 1995 would have decreased by approximately $79,000, and the net earnings for 1994 and 1993 would have increased by approximately $8,000 and $37,000, respectively.

NOTE C - LONG-TERM DEBT

     Long-term debt consists of the following at:

                                            =============================
                                                       December 31,
                                            -----------------------------
                                               1995                 1994
                                            -----------------------------

         Revolver                           $ 9,520,000        $4,500,000
         Note payable - bank                    913,750                --
         Other                                    9,876            12,247
                                            -----------------------------
                                             10,443,626         4,512,247
         Less current portion                    44,500                --
                                            -----------------------------
                                            $10,399,126        $4,512,247
                                            =============================

     The Company has a revolving credit agreement with a bank. The revolver provides for maximum borrowings of $10,000,000 through May 31, 1997 with any amounts then outstanding payable in full at that date. In certain circumstances, the maximum borrowings under the agreement are reduced pursuant to a formula based upon the amount of SCR, Inc.'s receivables, inventory and fixed assets. In addition, the lender can reduce the maximum borrowings under the revolver by establishing an environmental compliance reserve in certain circumstances. No compliance reserves have been required as of December 31, 1995. Borrowings are collateralized by substantially all of the Company's assets and interest is payable monthly at the lender's prime rate (8-1/2% at December 31, 1995).

     Under the terms of the credit agreement, the Company is required to comply with various covenants, the most restrictive of which relate to maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures, and restrictions on distributions from the Company to its stockholders. As of December 31, 1995, approximately $480,000 was unused and available under the credit agreement.

     On March 28, 1996, the credit agreement was amended to, among other things increase the interest rate from the prime rate to the prime rate plus 2-1/4%, amend certain financial covenants and add a deferred extension fee of $55,000 payable on March 31, 1997 contingent upon the occurrence of certain future events.

                       Specialty Chemical Resources, Inc.

                        December 31, 1995, 1994 and 1993



NOTE C - LONG-TERM DEBT - CONTINUED

   The note payable - bank consists of a $1,075,000 installment note dated October 6, 1995. As of December 31, 1995, the Company had drawn $913,750 on the note. A second installment on the note may be drawn within six months of the date of the note and upon completion of certain building improvements. The borrowing is collateralized by a warehouse which serves as the Company's distribution center. Monthly principal payments of approximately $6,000 begin May 1, 1996, with the balance due on November 1, 1998. Interest is payable monthly at an annual rate of 8-3/4%.

   Aggregate maturities of long-term debt at December 31, 1995 are as follows:



                     1996  . . . . . . . . . . $     44,500

                     1997  . . . . . . . . . .    9,595,000

                     1998  . . . . . . . . . .      804,126
                                                -----------

                                               $ 10,443,626
                                                 ==========


NOTE D - COMMON STOCK WARRANTS

   In connection with a subordination agreement, the subordinated noteholder was granted warrants to acquire 168,555 shares of the Company's common stock at an exercise price of $.14 per share pursuant to a Warrant Purchase Agreement. During 1993, the subordinated noteholder, upon the exercise of its warrants, was issued 164,635 shares. The value of the remaining shares, in conjunction with the warrants, was used to offset the $.14 per share exercise price.


NOTE E - COMMITMENTS AND CONTINGENCIES

   Certain operations of the Company are conducted in leased facilities under noncancellable operating leases which expire at various dates through 2005. One of the leases which relates to the manufacturing facility can be extended at the option of the Company to the year 2025.

                       Specialty Chemical Resources, Inc.

                        December 31, 1995, 1994 and 1993





NOTE E - COMMITMENTS AND CONTINGENCIES - CONTINUED

   The following table details scheduled minimum rental payments.


                                                        RENTAL
            YEAR ENDING DECEMBER 31,                  COMMITMENT
            ------------------------                  ----------
                       1996 . . . . . . . . . . .     $  276,000
                       1997 . . . . . . . . . . .        230,000
                       1998 . . . . . . . . . . .        220,000
                       1999 . . . . . . . . . . .        216,000
                       2000 . . . . . . . . . . .        216,000
                       Thereafter . . . . . . . .      1,009,000
                                                       ---------

                                                      $2,167,000
                                                       =========


Rent expense for the years ended December 31, 1995, 1994 and 1993 was approximately $512,000, $606,000 and $545,000, respectively.

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

                       Specialty Chemical Resources, Inc.

                        December 31, 1995, 1994 and 1993



NOTE E - COMMITMENTS AND CONTINGENCIES - CONTINUED

   On May 17, 1994, the Ohio EPA approved the revised closure plan which included unilateral modifications as deemed necessary by the Ohio EPA. On June 17, 1994, the Company appealed the Ohio EPA's action on the grounds that the unilateral modifications were unreasonable and unlawful. On January 6, 1995, the Company and the State of Ohio entered into a settlement agreement, which resulted in a termination of the Company's appeal of this matter before the Environmental Board of Review. On May 3, 1995, the Ohio EPA issued a supplemental closure plan approval letter that established certain deadlines with regard to the Company's implementation and a Groundwater Extraction and Treatment System, a Soil Vapor Extraction System, and certain other closure plan tasks. On February 12, 1996, the Company submitted a revised closure cost estimate to address closure costs at the Macedonia facility. Based on estimates of closure costs received from the Company's environmental consultant, the revised closure costs are estimated at approximately $975,000, substantially all of which will be paid by former owners of the Company from funds that have been deposited in a Trust account with Ohio EPA (the Trust) for that purpose. As of December 31, 1995, the Trust contained approximately $836,000. Additionally, the Company had approximately $227,000 available from an environmental escrow established by former owners of the Company. On January 15, 1996, the Company entered into a release and settlement agreement whereby approximately $145,000 of those funds were distributed into the Trust increasing the balance in the Trust to approximately $981,000 and approximately $26,000 was distributed to the Company. The remainder of the funds were distributed to the former owners. Further, as of February 12, 1996, the Company has paid approximately $810,000 toward closure activities and has requested reimbursement for those expenditures from the Trust, which amount is recorded as an "Account receivable - other" on the December 31, 1995 Balance Sheet. The Company believes that the expenditures for which reimbursement has been requested are in accordance with the closure activities contemplated by the Trust requirements. While we are not aware of any reason the Company would not receive reimbursement for these expenditures, the Ohio EPA has discretion in responding to the Company's request. In March of 1996, the Director of the Ohio EPA approved reimbursement to the Company from the Trust in the amount of $621,000 which was received by the Company on March 15, 1996.

   If the remediation techniques proposed in the closure plan are not successful, or if supplemental or alternative technologies are required to be used, then the Company may incur costs in excess of the $975,000 closure cost estimate. The Company believes, based on discussions with its technical consultants, that the cost of additional testing and operation of the proposed remedial systems will be approximately $150,000 and that the costs of the supplemental or alternative cleanup measures, if determined to be necessary, would not exceed $2,000,000.

                       Specialty Chemical Resources, Inc.

                        December 31, 1995, 1994 and 1993



NOTE E - COMMITMENTS AND CONTINGENCIES - CONTINUED

   On January 31, 1996, the Company received a Notice of Violation (NOV) from the Ohio EPA in association with an inspection conducted by the Ohio EPA in June of 1995 regarding the operations at the Macedonia facility. At this time, the Company does not know whether these violations had, in fact, occurred or for what time period the alleged violations lasted. A number of the alleged violations will be addressed by the completion of closure activities described above. Other violations will be addressed through negotiations with the Ohio EPA. At this time, the Ohio EPA has not stipulated any penalties, nor can it be predicted whether the Ohio EPA will seek penalties or to what extent those penalties will aggregate.

NOTE F - EMPLOYEE BENEFIT PLANS

   The Company has a defined contribution 401(k) profit-sharing plan (the Plan) covering certain salaried employees with one year of credited service. The Company's profit-sharing contributions are at the discretion of the Board of Directors and are credited to each participant's account based on a percentage of gross compensation subject to a maximum contribution for each participant. The Company is also required under the 401(k) provisions to match employee contributions equal to 50% of each such participant's deferred compensation up to a maximum of 4% of the participant's annual compensation. Contributions by the Company under the 401(k) provisions for 1995, 1994 and 1993 were approximately $51,700, $35,400 and $32,900, respectively. The Company did not make any profit-sharing contributions to the Plan for the years ended December 31, 1995, 1994 and 1993.

   The Company has a Retirement Savings Trust and Plan covering full-time hourly employees who have completed six months of service. The Company's contributions are made on an annual basis and are credited to each participant's account at an amount equal to 12 cents per hour of compensation (maximum of 48 hours per week). In addition, qualified employees are eligible to make voluntary contributions to the Retirement Savings Trust and Plan which are fully vested and nonforfeitable. Contributions by the Company for the years ended December 31, 1995, 1994 and 1993 approximated $35,200, $36,700 and $14,000, respectively.

NOTE G - REDEEMABLE PREFERRED STOCK

   The Company designated 3,500 shares of its previously authorized 2,000,000 preferred shares as cumulative, convertible preferred stock. On October 6, 1995, the Company issued 3,500 shares of cumulative, convertible preferred stock to an officer/director at a $100 per share price, which aggregated to $350,000. The cumulative, convertible preferred stock pays quarterly dividends of $1.875 per share.

                       Specialty Chemical Resources, Inc.

                        December 31, 1995, 1994 and 1993




NOTE G - REDEEMABLE PREFERRED STOCK - CONTINUED

   Each share of preferred stock may be converted, at the option of the holder, into 20 shares of common stock at an effective conversion price of $5.00 per share. The Company may redeem the preferred stock, in whole or in part, after October 6, 1998 for $100 per share plus accrued dividends and unpaid dividends. Mandatory redemption of all outstanding cumulative, convertible preferred stock is required on November 6, 2000 at $100 per share plus accrued and unpaid dividends. In the event of dissolution, liquidation, or winding up of the Company, the holders of outstanding cumulative, convertible preferred stock shall be entitled to receive a distribution of $100 per share plus accrued and unpaid dividends.


NOTE H - STOCKHOLDERS' EQUITY

   On July 25, 1995, the Company entered into a Restricted Stock Award Agreement with a key employee for 15,000 shares of common stock. Upon the issuance of the certificates for the shares, the employee has the rights of a stockholder, including the right to vote the shares and to receive dividends. The certificates, along with an executed stock power, are being held by the Company in its control for the account of the employee until the restrictions lapse. The restrictions call for forfeiture of the remaining restricted shares and include selling or otherwise disposing of the shares and termination, under certain circumstances, of employment. The Company distributed one-third (1/3) of the shares to the employee at the award date and charged $19,350 to compensation expense. The remaining shares, if not forfeited, will be distributed one-third (1/3) on each anniversary date of the agreement, at which time the restrictions will lapse. The value of the shares under restriction at December 31, 1995 has been charged to equity as unearned compensation and will be amortized to operations over the remaining life of the agreement.

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

                       Specialty Chemical Resources, Inc.

                        December 31, 1995, 1994 and 1993


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

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

   On March 9, 1995, the Company cancelled certain old and issued new employee options at the then market price of $3.78 per share. The options which were cancelled were previously granted at prices ranging from $4.50 to $10.50. Approximately 86,928 options were affected by this transaction.

   Transactions for both stock option plans for 1995, 1994 and 1993 are as follows:


                                                        ==========================================
                                                           1995             1994             1993
                                                        ------------------------------------------
           Options outstanding January 1                 405,715          341,786         254,286

             Granted                                     236,570          105,500          94,000
             Exercised                                      -                -               -

             Cancelled                                   (96,857)         (41,571)         (6,500)
                                                        ------------------------------------------
           OPTIONS OUTSTANDING AT DECEMBER 31            545,428          405,715         341,786
                                                        ==========================================

           Option price range at December 31             $3.38 to         $3.75 to        $5.11 to
                                                           $10.50           $10.50          $10.50
                                                        ------------------------------------------
           OPTIONS EXERCISABLE AT DECEMBER 31            249,024          174,547          95,548
                                                        ------------------------------------------
           OPTIONS AVAILABLE FOR GRANT AT
             DECEMBER 31                                 254,572          394,285         458,214
                                                        ==========================================

   As of December 31, 1995, no incentive stock options have been granted.

                       Specialty Chemical Resources, Inc.

                        December 31, 1995, 1994 and 1993


NOTE I - RESTRUCTURING CHARGES

   In the fourth quarter of 1994, the Company's Board of Directors approved a plan to reduce the Company's cost structure and to improve operations through the consolidation of facilities and reductions in the number of employees.

   The Company accrued $941,000 of restructuring charges at December 31, 1994. As of August 31, 1995, a substantial portion of the restructuring plan had been completed. The actual costs related to the restructuring are comprised of the following: $148,000 related to the abandonment of leasehold improvements and lease termination costs; $468,000 for the abandonment of certain property and equipment; $260,000 related to the discontinuation of a product line and $65,000 for employee termination benefits. During 1994, the Company has also expended approximately $13,000 for employee termination benefits under the Plan.

NOTE J - INCOME TAXES

   As of December 31, 1995, the Company had approximately $7,998,000 of net operating loss and $51,000 of investment tax credit carryforwards. However, due to a change in ownership during 1992, the Company has an annual limitation of approximately $850,000 in the utilization of its net operating loss and investment tax credit carryforwards. In addition, due to current year losses and the realization in 1994 of built in gains, approximately $4,847,000 of the carryforwards may be utilized beyond the current annual limitation to offset future taxable income. The net operating loss carryforward and investment tax credit carryforwards, to the extent unused, will expire as follows:


                                                    =======================================
                                                    Net Operating            Investment Tax
                                                         Loss                    Credit
                                                    ---------------------------------------
               Fiscal year ending
                  December 31,
                      1997                            $     --                   $47,000
                      1998                                  --                     3,000
                      1999                              3,079,000                   --
                      2000                              2,477,000                  1,000
                      2001                                919,000                   --
                      2003                                  1,000                   --
                      2004                                139,000                   --
                      2010                              1,383,000                   --
                                                       ---------------------------------
                                                       $7,998,000                $51,000
                                                       =================================

                       Specialty Chemical Resources, Inc.

                        December 31, 1995, 1994 and 1993


NOTE J - INCOME TAXES -- CONTINUED

   The above-mentioned carryforwards gave rise to deferred tax assets of approximately $3.2 million, $2.6 million and $2.1 million at December 31, 1995, 1994 and 1993, respectively. Due to the uncertainty of the ultimate realization of a portion of the deferred tax asset, a valuation allowance in the amounts of $1.3 million, $2.6 million and $2.1 million was recorded by the Company for the years ended December 31, 1995, 1994 and 1993, respectively.

   The asset recognition for 1995 is based principally on the recognition of the net operating loss carryforwards which, as discussed above, are not limited as to their use. These net operating loss carryforwards offset the deferred tax credits that are scheduled to reverse in the carryforward period. Therefore, the Company has reduced the valuation allowance related to this offset.

   The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate for 1995, 1994 and 1993 due primarily to amortization of goodwill and the recognition of net operating loss carryforwards.

   Deferred tax (assets) liabilities are as follows:


                                                                    ==================================
                                                                             December 31,
                                                                    ----------------------------------
                                                                        1995                   1994
                                                                    -----------           -----------
              Depreciation                                           $ 1,341,000          $ 1,406,000

              Amortization of product
                formulation costs                                        365,000              466,000

              Accounts receivable allowance                             (138,000)             (49,000)

              Excess of book inventory over
                tax inventory                                            346,000              337,000

              Other                                                     (152,805)             (46,000)

              Net operating loss carryforwards                        (3,200,000)          (2,600,000)

              Valuation allowance                                      1,300,000            2,600,000

                                                                    ---------------------------------
                                                                    $    138,805           $2,114,000
                                                                    ---------------------------------
              DEFERRED

                Current liability                                    $       -             $  242,000
                Long-term liability                                      138,805            1,872,000

                                                                     --------------------------------
                                                                        $138,805           $2,114,000
                                                                     ================================


                       Specialty Chemical Resources, Inc.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1995, 1994 and 1993


NOTE J - INCOME TAXES -- CONTINUED

   The income tax benefit of $2,981,000 for the year ended December 31, 1995 consists of approximately $1,006,000 of current refundable federal income taxes and approximately $1,975,000 of deferred tax benefits. The income tax provision of $320,000 for the year ended December 31, 1994 consists principally of $1,040,000 of current federal income taxes and $720,000 of deferred tax benefits. The income tax provision of $489,000 for the year ended December 31, 1993 consisted of $29,000 of current federal alternative minimum taxes and local taxes and $460,000 of deferred federal income tax.

NOTE K - EARNINGS (LOSS) PER SHARE OF COMMON STOCK

   Net earnings (loss) per share of common stock has been computed based upon the weighted average number of common shares and common share equivalents outstanding for each year as follows: 3,939,348 for the year ended December 31, 1995, 3,935,431 for the year ended December 31, 1994 and 3,946,167 for the year ended December 31, 1993. Common share equivalents include dilutive employee stock options, cumulative convertible preferred stock and the shares exercisable under the common stock warrants (less the number of treasury shares assumed to be repurchased).

NOTE L - INSURANCE CLAIM

   During 1992, a portion of the Macedonia, Ohio plant, machinery and equipment, and inventory was damaged by a non-chemical fire. The Company carried (and continues to carry) replacement cost insurance and business interruption insurance and had notified the insurance company. The Company had incurred various expenditures related to the repair and restoration of the fire damaged property as well as business interruption costs. The replacement cost portion of the claim for property and restoration costs has been settled with the insurance company for approximately $7.6 million, of which approximately $5.8 million was received during 1993 and an additional $1.8 million was received during 1994. The business interruption portion of the claim for reimbursement of expenses incurred and lost sales experienced was settled with the insurance company for approximately $8.1 million, of which $1.5 million was received during 1993 and an additional $6.6 million was received during 1994.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULES





Stockholders of
SPECIALTY CHEMICAL RESOURCES, INC.



In connection with our audit of the financial statements of Specialty Chemical Resources, Inc. referred to in our report dated February 7, 1996, we have also audited Schedule II for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





                                                       GRANT THORNTON LLP



Cleveland, Ohio
February 7, 1996

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      SPECIALTY CHEMICAL RESOURCES, INC.

             For the years ended December 31, 1995, 1994 and 1993





                   Column A              Column B                    Column C                          Column D        Column E
                   --------              --------                    --------                          --------        --------

                                                                      ADDITIONS
                                        BALANCE AT       -------------------------------------                        BALANCE AT
                                       BEGINNING OF        CHARGED TO              CHARGED TO                            END OF
YEAR              DESCRIPTION            PERIOD         COSTS AND EXPENSES       OTHER ACCOUNTS         DEDUCTIONS       PERIOD
- ----             -------------         ------------    ------------------       ---------------        -----------    ----------
1993            Allowance for doubtful
                 accounts                $ 76,000           $120,000             $    -                $ (83,000)      $113,000


1994            Allowance for doubtful
                 accounts                $113,000           $120,300             $    -                $(110,300)      $123,000


1995            Allowance for doubtful
                 accounts                $123,000           $260,400             $   -                 $ (38,400)      $345,000

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 1996.

                             SPECIALTY CHEMICAL RESOURCES, INC.




                             By: /s/ EDWIN M. ROTH
                                --------------------------------
                                Edwin M. Roth, Chairman of
                                the Board and President


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

        NAME                    TITLE                    DATE
        ----                    -----                    ----
/s/ EDWIN M. ROTH       President and Chairman         March 29, 1996
- ---------------------   of the Board (principal
Edwin M. Roth           executive officer)


/s/ COREY B. ROTH       Vice President, Treasurer      March 29, 1996
- ---------------------   and Director (principal
Corey B. Roth           financial and accounting
                        officer)

                        Director                       March 29, 1996
- ---------------------
George N. Aronoff

                        Director                       March 29, 1996
- ---------------------
Victor Gelb

                        Director                       March 29, 1996
- ---------------------
Norton W. Rose

                        Director                       March 29, 1996
- ---------------------
Lionel N. Sterling

                        Director                       March 29, 1996
- ----------------------
Leonard P. Judy

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 1996.

                             SPECIALTY CHEMICAL RESOURCES, INC.




                             By:_______________________________
                                   Edwin M. Roth, Chairman of
                                   the Board and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities, on the date indicated. This Report may be signed in multiple counterparts, all of which taken together shall constitute one document.

        NAME                    TITLE                    DATE
        ----                    -----                    ----
                        President and Chairman         March 29, 1996
- ---------------------   of the Board (principal
Edwin M. Roth           executive officer)


                        Vice President, Treasurer      March 29, 1996
- ---------------------   and Director (principal
Corey B. Roth           financial and accounting
                        officer)

                        Director                       March 29, 1996
- ---------------------
George N. Aronoff

/s/ VICTOR GELB         Director                       March 29, 1996
- ---------------------
Victor Gelb

                        Director                       March 29, 1996
- ---------------------
Norton W. Rose

                        Director                       March 29, 1996
- ---------------------
Lionel N. Sterling

                        Director                       March 29, 1996
- ----------------------
Leonard P. Judy

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 1996.

                             SPECIALTY CHEMICAL RESOURCES, INC.




                             By:_______________________________
                                   Edwin M. Roth, Chairman of
                                   the Board and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities, on the date indicated. This Report may be signed in multiple counterparts, all of which taken together shall constitute one document.

        NAME                    TITLE                    DATE
        ----                    -----                    ----
                        President and Chairman         March 29, 1996
- ---------------------   of the Board (principal
Edwin M. Roth           executive officer)


                        Vice President, Treasurer      March 29, 1996
- ---------------------   and Director (principal
Corey B. Roth           financial and accounting
                        officer)

                        Director                       March 29, 1996
- ---------------------
George N. Aronoff

                        Director                       March 29, 1996
- ---------------------
Victor Gelb

/s/ NORTON W. ROSE      Director                       March 29, 1996
- ---------------------
Norton W. Rose

                        Director                       March 29, 1996
- ---------------------
Lionel N. Sterling

                        Director                       March 29, 1996
- ----------------------
Leonard P. Judy

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 1996.

                             SPECIALTY CHEMICAL RESOURCES, INC.




                             By:_______________________________
                                   Edwin M. Roth, Chairman of
                                   the Board and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities, on the date indicated. This Report may be signed in multiple counterparts, all of which taken together shall constitute one document.

        NAME                    TITLE                    DATE
        ----                    -----                    ----
                        President and Chairman         March 29, 1996
- ---------------------   of the Board (principal
Edwin M. Roth           executive officer)


                        Vice President, Treasurer      March 29, 1996
- ---------------------   and Director (principal
Corey B. Roth           financial and accounting
                        officer)

                        Director                       March 29, 1996
- ---------------------
George N. Aronoff

                        Director                       March 29, 1996
- ---------------------
Victor Gelb

                        Director                       March 29, 1996
- ---------------------
Norton W. Rose

/s/ LIONEL N. STERLING  Director                       March 29, 1996
- ---------------------
Lionel N. Sterling

                        Director                       March 29, 1996
- ----------------------
Leonard P. Judy

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 1996.

                             SPECIALTY CHEMICAL RESOURCES, INC.




                             By:_______________________________
                                   Edwin M. Roth, Chairman of
                                   the Board and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities, on the date indicated. This Report may be signed in multiple counterparts, all of which taken together shall constitute one document.

        NAME                    TITLE                    DATE
        ----                    -----                    ----
                        President and Chairman         March 29, 1996
- ---------------------   of the Board (principal
Edwin M. Roth           executive officer)


                        Vice President, Treasurer      March 29, 1996
- ---------------------   and Director (principal
Corey B. Roth           financial and accounting
                        officer)

                        Director                       March 29, 1996
- ---------------------
George N. Aronoff

                        Director                       March 29, 1996
- ---------------------
Victor Gelb

                        Director                       March 29, 1996
- ---------------------
Norton W. Rose

                        Director                       March 29, 1996
- ---------------------
Lionel N. Sterling

/s/ LEONARD P. JUDY     Director                       March 29, 1996
- ----------------------
Leonard P. Judy

                          Index to Exhibits
Exhibit                                                             Page
Number                                                              Number
- -------                                                             ------
 3.01   The Amended and  Restated Bylaws of the  Company  were filed as Exhibit 3.03 to the Company's Form S-1 Registration
        Statement (Registration No. 2-78134) and are incorporated
        herein by reference.........................................

 3.02   The Restated Certificate of Incorporation of the Company was
        filed as an exhibit to Company's Second Modified Plan of
        Reorganization which was filed as Exhibit 2.1 to the
        Company's Current Report on Form 8-K dated December 9,
        1986, and is incorporated herein by reference................

 3.03   Amendment, effective December 12, 1991, to the Company's
        Restated Certificate of Incorporation was filed as Exhibit
        3.03 to the Company's Annual Report on Form 10-K for the
        year ended December 31, 1991 and is incorporated herein by reference.....................................................

 3.04   Amendment, effective February 26, 1992, to the Company's
        Restated Certificate of Incorporation was filed as Exhibit
        3.04 to the Company's Annual Report on Form 10-K for the
        year ended December 31, 1991 and is incorporated herein by reference.....................................................

 3.05   The Amended and Restated Bylaws of the Company were filed as
        Exhibit 3.01 to the Company's Form 8-K on June 8, 1995 and are
        incorporated by reference herein..............................

 3.06   Certificate of Powers, Designations, Preferences, and Rights
        providing for an issue of 3,500 shares of Cumulative Convertible preferred Stock, $.01 par value, designated "Cumulative
        Convertible Preferred Stock" and dated October 6, 1995 was filed as Exhibit 3 on Form 10-Q for the quarter ended September
        30, 1995 and is incorporated by reference herein...............

 4.01   Credit Agreement, dated as of March 30, 1992, between ASI
        and National City Bank was filed as Exhibit 4(a) to the
        Company's Current Report on Form 8-K dated April 8, 1992,
        and is incorporated herein by reference........................

 4.02   Guaranty, dated as of March 30, 1992, executed by the Company for National City Bank was filed as Exhibit 4(b) to the
        Company's current Report on Form 8-K dated April  8, 1992, and is incorporated herein by reference.......................

 4.03   Amendment to Credit Agreement, dated as of March 5, 1993,
        between the Company and National City Bank was filed as
        exhibit 4.03 to the company's Annual Report on From 10-K
        for the year ended December 31, 1992 and is incorporated herein by reference..................................................

 4.04   Specimen Stock Certificate of the Company was filed as
        Exhibit 4.5 to the Company's Registration Statement on Form
        S-2, File No. 33-43092, and is incorporated herein by
        reference.....................................................

                                     -Ex 1-

Exhibit
Number                                                               Page
- ------
Number
- ------
 4.05  $1,500,000 Time Commercial Note dated January 4,  1994 between the Company and National City Bank was filed as exhibit 4.05 on the Company's annual report on form 10-K for the year
       ended December 31,  1993  and is incorporated by reference herein

 4.06 Extension Agreement dated as of November 15, 1993 by and between the Company and National City Bank was filed as exhibit 4.06 on the Company's annual report on form 10-K for the year ended December 31, 1993 and is incorporated by reference herein

 4.07 Extension Agreement dated as of December 2, 1994 by/and between the Company and National City (incorporated by reference herein)

 4.08 Open ended mortgage note dated October 6, 1995 between the Company and National City Bank

 4.09  Commercial Demand Note dated February 6,  1996 between the
       Company and National City Bank

 4.10  Security Agreement dated February 12, 1996 between Edwin M.
       Roth and National City Bank

 4.11  Collateral Assignment of Right to Payment dated February 12,
       1996 between the Company and National City Bank

 4.12  Amendment to the Credit Agreement, dated as of August  1,
       1995, between the Company and  National City Bank was filed as
       Exhibit 4.01 to the Company's Form 8-K on June 8, 1995 and are incorporated by reference herein

 4.13  Amendment to the Credit Agreement,  dated as of March 28,
       1996, between the Company and National City Bank was filed as
       Exhibit 4.13 on the Company's annual report on Form 10-K for the year ended December 31, 1995

10.01 Lease between ASI and 9150 Group, dated September 30, 1977 and amended January 1, 1989 was filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended
       January 1, 1989 and is incorporated herein by reference

10.02 Lease between ASI and 9150 Group, dated September 25, 1977 and amended January 1, 1989, was filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended
       January 1, 1989 and is incorporated herein by reference

10.03  1989 Non-Qualified and Incentive Stock Option Plan of the
       Company was filed as Exhibit 10.13 to the Company's Annual
       Report on Form 10'-K for the year ended January 1, 1989 and is incorporated herein by reference

10.04  Form of option agreement pursuant to 1989 Incentive Stock
       Option Plan of the Company was filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
       January 1, 1989 and is incorporated herein by reference


                                    -Ex 2-

Exhibit
Number
- ------                                                                   Page
Number
- ------
10.05  1989 Outside Directors' Stock Option Plan of the Company was
       filed as Exhibit 10.5 to the Company's Registration Statement
       on  Form  S-2,  File  No.  33-43092  and is incorporated by reference herein

10.06  First Amendment  to 1989 Non-Qualified and Incentive Stock
       Option Plan of the Company, adopted October 3, 1991, was filed as Exhibit 10.12 to the Company's Registration
       Statement on Form S-2, File No. 33-43092 and is incorporated by reference herein

10.07  Second Amendment to 1989 Non-Qualified and Incentive Stock
       Option Plan of the Company, dated February 26, 1992, was filed as Exhibit 10.12 to the Company's Registration
       Statement on Form S-2, File No. 33-43092 and is incorporated by reference herein

10.08 First Amendment to 1989 Outside Directors' Stock Option Plan of the Company, adopted October 3, 1991, was filed as 10.9 to the Company's Registration Statement on Form S-2, File No.
       33-43092 and is incorporated by reference herein

10.09  Second Amendment to the 1989 Outside Directors' Stock Option
       Plan, dated February 26, 1992, was filed as Exhibit 10.13 to the Company's Registration Statement on Form S-2, File No.
       33-43092 and is Incorporated by reference herein

10.10 Agreement between ASI and Teamsters Local Union No. 416, dated November 17, 1993 and effective as ,of August 15, 1993 was filed as exhibit 10.10 on the Company s annual report on for the year ended December 31, 1993 and is incorporated by reference herein

10.11 Agreement between ASI and Teamsters Local Union No. 416, dated January 12, 1992, and effective as of December 23, 1991 was filed as Exhibit 10.11 to the Company's Registration
       Statement on Form S-2, File No. 33-43092 and is incorporated by reference herein

10.12 Lease between ASI and Dutton Company, dated October 7, 1987 as amended May 4, 1989, wad filed &s Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1990, File No. 2-78134, and is incorporated herein by reference

10.13  Lease amendment between Specialty Chemical Resources, Inc.
       (assignee of ASI) and the 9150 Group dated July 25, 1994

10.14  Agreement between ASI and Teamsters Union Local No. 416 dated
       May 1, 1995 and effective as of December 16, 1994 was filed as Exhibit 10.14 on the Company's Form 10-Q for the quarter ended March 31, 1995 and is incorporated by reference herein.




                                -Ex 3-

Exhibit
Number
- ------
Number
- ------                                                                   Page
10.15  Restricted Stock Award Agreement dated July 25, 1995 between the Company and John H. Ehlert was filed as Exhibit 10.15 on the company's Annual Report on Form 10-K for the year ended
       December 31, 1995

10.16  Agreement of Settlement and Release,  dated as of July 21,
       1995, among the Company, the Directors, the Committee and the individual members of the Committee was filed as Exhibit
       10.01 to the Company's Form 8-K on July 8, 1995 and is incorporated by reference herein

10.17  Stock Purchase Agreement between the Company and Edwin M.
       Roth dated October 6, 1995 was filed as Exhibit 10 to the Company's form 10Q for the quarter ended September 30, 1995 and is incorporated by reference herein

23.00  Independent Auditors Report

27.00  Financial Data Schedule