Form 10-Q
period 1996-03-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1996-05-13
CIK 703645

   =========================================================================



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                               FORM 10-Q
                            QUARTERLY REPORT

                   Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


For the quarter ended March 31, 1996       Commission file number 1-11013


                   SPECIALTY CHEMICAL RESOURCES, INC.
          ----------------------------------------------------
          Exact name of registrant as specified in its charter


                 Delaware                   34-1366838
          ----------------------     -------------------------
          State of incorporation     I.R.S. Employer I.D. No.


             9100 Valley View Road; Macedonia, Ohio 44056
          ----------------------------------------------------
          Address of principal executive offices and zip code


                           (216)  468-1380
          ----------------------------------------------------
          Registrant's telephone number, including area code




     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes__X__ No_____.

     The number of outstanding shares of the registrant's common stock as of April 29, 1996 was 3,947,766. The registrant has no other class of stock outstanding.



- -------------------------------------------------------------------------
______________________________Page 1 of 11_______________________________

                       Specialty Chemical Resources, Inc.

                               Form 10-Q

                      For the quarter ended March 31, 1996

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


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................8-10




Part II   Other Information

  Item 1. Legal Proceedings.............................................10

  Item 6. Exhibits & Reports on Form 8-K................................10













                                2 of 11

                    PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements


                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets



                                       March 31, 1996    December 31, 1995
                                        (Unaudited)          (Audited)
                                        -----------          ---------

Current assets
  Cash and cash equivalents            $     18,551        $      1,238
  Accounts Receivables                    5,255,649           6,218,508
  Receivable - other                        156,466             810,102
  Inventories - LIFO                      6,797,200           6,717,310
  Prepaid expenses                          504,665             201,420
  Refundable Income Taxes                 1,134,079           1,134,079
                                       ------------        ------------
       Total current assets              13,866,610          15,082,657


Property, plant and equipment
 At cost                                 14,176,777          14,130,242
   Less accumulated depreciation
     and amortization                    (3,684,033)         (3,426,847)
                                       ------------        ------------
                                         10,492,744          10,703,395

Other assets
   Goodwill                              21,048,988          21,266,161
   Other                                    220,236             220,236
                                       ------------       -------------
                                         21,269,224          21,486,397
                                       ------------       -------------


       Total assets                    $ 45,628,578        $ 47,272,449
                                       ============        ============




See accompanying Notes to Financial Statements.






                                3 of 11

                       Specialty Chemical Resources, Inc.

                        Condensed Balance Sheets
                               (continued)




                                      March 31, 1996    December 31, 1995
                                        (Unaudited)          (Audited)
                                        -----------          ---------
Current liabilities

  Current Maturities                    $    44,500         $    44,500
  Accounts payable                        5,664,554           6,695,517
  Accrued expenses                        1,099,472           1,200,666
                                        -----------         -----------
    Total current liabilities             6,808,526           7,940,683


Long-term obligations                    10,387,820          10,399,126

Deferred Income Taxes                       138,805             138,805

Redeemable Preferred Stock, $.01 par
  value and $100 redemption value;
  authorized and issued 3,500 shares
  in 1995                                   350,000             350,000


Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 1,996,500 shares
  Common Stock - $.10 par value;
    authorized 13,000,000 shares;
    issued and outstanding 3,947,767
    and 3,947,769                           394,777             394,777
  Additional paid in capital             41,935,125          41,935,125
  Accumulated deficit                   (14,347,775)        (13,847,367)
  Unearned compensation                     (38,700)            (38,700)
                                        -----------         -----------

                                         27,943,427          28,443,835
                                        -----------         -----------

                                        $45,628,578         $47,272,449
                                        ===========         ===========



See accompanying Notes to Financial Statements.



                                 4 of 11

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                               (Unaudited)

                      For the 3 month periods ended:


                                     March 31, 1996        March 31, 1995
                                     --------------        --------------

Net Sales                              $10,063,149           $ 9,218,946

Cost of Goods Sold                       8,599,388             7,919,236
                                       -----------           -----------

     Gross profit                        1,463,761             1,299,710

Selling, general and administrative
   expenses                              1,510,621             1,618,071
Amortization of intangibles                217,173               217,173
                                       -----------           -----------

   Operating profit                       (264,033)             (535,534)

Other (income) expense
  Interest expense                         236,377               134,336
  Other                                         -                ( 9,351)
                                       -----------           -----------
                                           236,377               124,985
                                       -----------           -----------
     Earnings (loss) before income
     taxes                                (500,410)             (660,519)

Income taxes                                  -                     -
                                       -----------           -----------

     Earnings (loss)                   $  (500,410)          $  (660,519)
                                       ===========           ===========



Earnings (loss) per common share:      $     (.13)            $     (.17)


Weighted average shares outstanding     3,947,768              3,932,775



See accompanying Notes to Financial Statements.







                                5 of 11

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                               (Unaudited)

                      For the 3 month periods ended:


                                         March 31, 1996    March 31, 1995
                                         --------------    --------------


Net cash provided by (used) in
 operating activities                     $    75,154       $(1,437,465)

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment - net                            (46,535)         (874,769)
                                          -----------        ----------

       Net cash (used) by
         investing activities                 (46,535)         (874,769)

Cash flows from financing activities:
  Payments on revolver                        (11,306)       (1,075,564)
  Proceeds from revolver                           -          3,385,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities                 (11,306)        2,309,436
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                  17,313            (2,798)

Cash and cash equivalents at beginning
  of period                                     1,238            15,025
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $    18,551       $    12,227
                                          ===========       ===========





See accompanying Notes to Financial Statements.









                                6 of 11

                       Specialty Chemical Resources, Inc.

                          Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (The Company) at December 31, 1995 and March 31, 1996 and the results of operations and cash flows for the interim periods ended March 31, 1996 and 1995.

     In March 1995, the FASB adopted SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121 in the first quarter of 1996. Any other significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.

Note B - Inventories

     Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

     The Company's inventories consisted of the following at:


                                         March 31,      December 31,
                                           1996            1995
                                           ----            ----

       Raw materials                    $4,080,053      $4,111,440
       Finished goods                    3,434,703       3,323,426
                                        ----------      ----------
         Total FIFO cost                 7,514,756       7,434,866

       Less: Excess of FIFO cost over
             LIFO                          717,556         717,556
                                        ----------      ----------
         Total LIFO cost                $6,797,200      $6,717,310
                                        ----------      ----------




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

                                                      Three Months Ended
                                                         March 31,_____
                                                         --------------
                                                         1996      1995

Net sales...........................................    100.0%    100.0%

Cost of goods sold..................................     85.5%     85.9%
                                                        ------    ------

  Gross profit......................................     14.5%     14.1%

Selling, general and administrative expenses.......      15.0%     17.6%

  Operating profit..................................     (2.6%)    (5.8%)

Interest expense....................................     (2.3%)    (1.5%)


THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1995:

         Net sales of $10,063,000 for the three-month period ended March 31, 1996, were $844,000, or 9.2%, above the comparable period in the prior year. This was a result of increased demand and production of the Company's automotive and industrial products.

         Cost of goods sold decreased as a percentage of net sales from 85.9% to 85.5% for the three-month periods ended March 31, 1995 and 1996, respectively. The decrease in cost of goods sold as a percent of sales is due to lower raw material costs. Cost of goods sold for the three-month period ended March 31, 1996, increased by $680,000 as compared to the same period in the prior year. The increase in cost of goods sold dollars is due to the increased sales volume discussed above.

         Selling, general and administrative expenses were $1,511,000 for the three-month period March 31, 1996, or 15.0% of net sales. Selling, general and administrative expenses were $1,618,000 or 17.6% of net sales for the same period in 1995. The decreases in selling, general and administrative expense dollars is due to cost reduction efforts, lower provision for bad debt write-off which is the result of better collection performance, and lower compensation costs.



                                8 of 11

         Interest expense for the three months ended March 31, 1996, was 2.3% of net sales versus 1.5% for the comparable period in the prior year. Interest expense was $236,000 for the three months ended March 31, 1996, an increase of $102,000 from the three months ended March 31, 1995. The increase is due to increased borrowings under the Credit Agreement. See "Liquidity".

         The Company experienced a net loss for the three months ended March 31, 1996, of $500,000, or $.13 per share on weighted average shares outstanding of 3,947,768. This compared to a net loss of $661,000, or $.17 per share on weighted average shares outstanding of 3,932,775 for the same period in the prior year.



Liquidity and Capital Resources

         As of March 31, 1996, the Company's ratio of current assets to current liabilities was 2.04 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .96 to 1.

         During the three months ended March 31, 1996, the Company incurred $236,000 in interest expense and made interest payments totaling $301,000. Accrued interest at March 31, 1996 was $86,000. Most of the Company's interest expense is related to the Company's Credit Agreement, as defined below.

         The Company, as borrower, is a party to a credit agreement (the "Credit Agreement") that provides for a $10,000,000 revolving line of credit. The Credit Agreement, entered into on March 30, 1992 and expiring on May 31, 1997, is a facility that allows for borrowings based upon collateral comprised of inventory, accounts receivable and fixed assets, less environmental compliance reserve, if any. As of March 31, 1996 the borrowing base under the credit agreement was $9,528,000. No compliance reserve has been required.

         Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to maintenance of certain financial ratios, levels of tangible net worth limits on capital expenditures and restrictions on distributions from the Company to its stockholders.

         On March 28, 1996 the Credit Agreement was amended to, among other things, increase the interest rate from the prime rate to the prime rate plus 2 1/4%, waive certain covenant defaults and add a deferred extension fee of $55,000 payable on March 31, 1997 contingent upon the occurrence of certain future events. As of March 31, 1996, the Company was in compliance with all covenants and approximately $148,000 was unused and available under the Credit Agreement.



                                9 of 11

         On February 6, 1996, the Company entered into a Commercial Demand Note to borrow an additional $750,000 from its senior lender. The Demand Note Is secured by a collateral assignment of the Company's right to receive funds in the Ohio EPA Trust Fund as well as by the collateralized guarantee of Edwin M. Roth, the Company's President and Chief Executive officer. The Demand Note is required to be repaid with the proceeds of any disbursements to the Company from the Ohio EPA Trust Fund. On March 15, 1996, $621,000 was received as partial reimbursement from the Ohio EPA Trust Fund and applied to partially repay the Demand Note.

         The Company spent $47,000 on capital improvements during the period ended March 31, 1996. In addition, the Company expects to spend approximately $450,000 on capital improvements during the balance of the current fiscal year. Such expenditures are expected to be funded from cash generated by operations.


Part II - Other Information



Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company.



Item 6.   Exhibits and Reports on Form 8-K

(a) The Company filed no reports on Form 8-K during the quarter ended March 31, 1996




















                                10 of 11

                               Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.









     By: /s/  COREY ROTH                                 May 14, 1996
        ----------------------------------------
        Corey Roth
        Vice President, and Treasurer




























                                11 of 11