Form 10-Q
period 1996-06-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1996-08-08
CIK 703645

===============================================================================




                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                FORM 10-Q
                            QUARTERLY REPORT

                   Pursuant to Section 13 or 15 (d) of
                   the Securities Exchange Act of 1934


For the quarter ended June 30, 1996       Commission file number 1-11013


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


     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety (90) days. Yes  X   No     .
                                                           -----   -----
     The number of outstanding shares of the Registrant's common stock as of July 31, 1996 was 3,947,765.


================================================================================
                                  Page 1 of 15

                    Specialty Chemical Resources, Inc.

                                Form 10-Q

                    For the quarter ended June 30, 1996

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

  Item 4. Submission of Matters to a Vote of Security Holders..........13

  Item 6. Exhibits & Reports on Form 8-K...............................14



                                     2 of 15

                    PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements


                    Specialty Chemical Resources, Inc.

                         Condensed Balance Sheets



                                       June 30, 1996     December 31, 1995
                                        (Unaudited)          (Audited)
                                       ------------      -----------------
Current assets
  Cash and cash equivalents            $      8,948        $      1,238
  Accounts Receivables                    4,528,088           6,218,508
  Receivable - Other                        221,209             810,102
  Inventories                             6,750,357           6,717,310
  Prepaid expenses                          399,720             201,420
  Refundable Income Taxes                 1,134,079           1,134,079
                                       ------------        ------------
       Total current assets              13,042,401          15,082,657


Property, plant and equipment
 At cost                                 14,198,746          14,130,242
   Less accumulated depreciation
     and amortization                    (3,941,218)         (3,426,847)
                                       ------------        ------------
                                         10,257,528          10,703,395

Other assets
   Goodwill, other intangibles           21,163,966          21,266,161
   Other                                    220,236             220,236
                                       ------------        ------------
                                         21,384,202          21,486,397
                                       ------------        ------------


       Total assets                    $ 44,684,131        $ 47,272,449
                                       ============        ============


See accompanying Notes to Financial Statements.


                                     3 of 15

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets
                                   (continued)

                                      June 30, 1996      December 31, 1995
                                        (Unaudited)          (Audited)
                                      -------------      -----------------
Current liabilities

  Current Maturities                    $    44,500         $    44,500
  Accounts payable                        5,116,296           6,695,517
  Accrued expenses                        1,157,394           1,200,666
                                        -----------         -----------
      Total current liabilities           6,318,190           7,940,683


Long-term obligations                    10,135,184          10,399,126

Deferred Income Taxes                       138,805             138,805

Redeemable Preferred Stock, $.01 par
  value and $100 redemption value;
  authorized and issued 3,500 shares        350,000             350,000


Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 1,996,500 shares
  Common Stock - $.10 par value;
    authorized 13,000,000 shares;
    issued and outstanding 3,947,767
    and 3,947,769                           394,777             394,777
  Additional paid in capital             41,935,125          41,935,125
  Accumulated deficit                   (14,549,250)        (13,847,367)
  Unearned Compensation                     (38,700)            (38,700)
                                        -----------         -----------

                                         27,741,952          28,443,835
                                        -----------         -----------

                                        $44,684,131         $47,272,449
                                        ===========         ===========


See accompanying Notes to Financial Statements.


                                     4 of 15

                     Specialty Chemical Resources, Inc.

                    Condensed Statements of Operations
                               (Unaudited)

                      For the 3 month periods ended:


                                      June 30, 1996         June 30, 1995
                                      -------------         -------------
Net Sales                              $ 9,345,913          $ 12,250,000

Cost of Goods Sold                       7,573,322            10,176,961
                                       -----------          ------------
     Gross profit                        1,772,591             2,073,047

Selling, general and administrative
   expenses                              1,471,194             1,672,708
Amortization of intangibles                217,173               217,173
Proxy contest expenses                         -0-               650,000
                                       -----------          ------------
     Operating profit (loss)                84,224              (466,834)


Other (income) expense
  Interest expense                         272,612               187,109
  Other                                        -0-               (16,714)
                                       -----------          ------------
                                           272,612               170,395
                                       -----------           -----------
     Earnings (loss) before income
     taxes                                (188,388)             (637,229)

Income taxes                                   -0-                   -0-
                                       -----------          ------------

     Earnings (loss)                      (188,388)             (637,229)
                                       ===========           ===========


Earnings (loss) per common share:      $     (.05)            $     (.16)

Weighted average shares outstanding     3,947,766              3,974,961


See accompanying Notes to Financial Statements.


                                     5 of 15

                    Specialty Chemical Resources, Inc.

                    Condensed Statements of Operations
                               (Unaudited)

                      For the 6 month periods ended:

                                     June 30, 1996         June 30, 1995
                                     -------------         -------------
Net Sales                              $19,409,062           $21,468,954

Cost of Goods Sold                      16,158,116            18,096,197
                                        ----------            ----------

     Gross profit                        3,250,946             3,372,757

Selling, general and administrative
   expenses                              2,996,409             3,290,779
Amortization of intangibles                434,346               434,346
Proxy contest expenses                          -0-              650,000
                                        ----------            ----------

     Operating profit (loss)              (179,809)           (1,002,368)

Other (income) expense
  Interest expense                         508,989               321,445
  Other                                         -0-              (26,065)
                                        ----------            ----------
                                           508,989               295,380
                                        ----------            ----------
     Earnings (loss) before income
     taxes                                (688,798)           (1,297,748)

Income taxes (benefit)                          -0-                   -0-
                                        ----------            ----------
     Earnings (loss)                      (688,798)           (1,297,748)



Earnings (loss) per common share:      $      (.17)           $     (.33)


Weighted average shares outstanding      3,947,767             3,955,793


See accompanying Notes to Financial Statements.



                                     6 of 15

                    Specialty Chemical Resources, Inc.

                    Condensed Statements of Cash Flows
                               (Unaudited)

                      For the 3 month periods ended:


                                          June 30, 1996     June 30, 1995
                                          -------------     -------------
Net cash provided (used) by operating
  activities                              $   265,002       $  (927,828)

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment - net; other                     (21,969)       (1,144,116)
                                          -----------       -----------

       Net cash provided (used) by
         investing activities                 (21,969)       (1,144,116)

Cash flows from financing activities:
  Payments on revolver                    (15,768,762)       (1,460,000)
  Proceeds on revolver                     15,516,126         3,525,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities                (252,636)        2,065,000
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                  (9,603)           (6,944)

Cash and cash equivalents at beginning
  of period                                    18,551            12,227
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $     8,948       $     5,283
                                          ===========       ===========


See accompanying Notes to Financial Statements.



                                     7 of 15

                    Specialty Chemical Resources, Inc.

                    Condensed Statements of Cash Flows
                               (Unaudited)

                      For the 6 month periods ended:


                                          June 30, 1996     June 30, 1995
                                          -------------     -------------
Net cash provided (used) by operating
  activities                              $   340,156       $(2,365,857)

Cash flows from investing activities:

  Expenditures for property, plant and
   equipment - net                            (68,504)       (2,018,885)
                                          ------------      -----------

       Net cash provided (used) by
         investing activities                 (68,504)       (2,018,885)

Cash flows from financing activities:
  Payments on revolver                    (15,780,068)       (2,535,000)
  Proceeds on revolver                     15,516,126         6,910,000
                                          -----------       -----------

       Net cash provided (used) by
         financing activities                (263,942)        4,375,000
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                   7,710            (9,742)

Cash and cash equivalents at beginning
  of period                                     1,238            15,025
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $     8,948       $     5,283
                                          ===========       ===========


See accompanying Notes to Financial Statements.


                                     8 of 15

                     Specialty Chemical Resources, Inc.

                         Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (the "Company") at December 31, 1995 and June 30, 1996 and the results of operations and cash flows for the interim periods ended June 30, 1996 and 1995.

     In March 1995, the FASB adopted SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. The Company has adopted SFAS No. 121 in the first quarter of 1996. Any other significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.

Note B - Inventories

     Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

     The Company's inventories consisted of the following at:

                                         June 30,       December 3l,
                                           1996            1995
                                        ----------      ----------
       Raw materials                    $4,123,698      $4,111,440
       Finished goods                    3,369,009       3,323,426
                                        ----------      ----------
         Total FIFO cost                 7,492,707       7,434,866

       Less: Excess of FIFO cost over
             LIFO                          742,350         717,556
                                        ----------      ----------
         Total LIFO cost                $6,750,357      $6,717,310
                                        ----------      ----------


Note C - Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company other than that which was reported on the Company's most recent Form 10-K.



                                     9 of 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Statement of Operations.


                                                    Six Months Ended    Three Months Ended
                                                        June  30,            June 30,
                                                    ----------------    ------------------
                                                     1996      1995        1996     1995
                                                     ----      ----        ----     ----
Net sales.........................................  100.0%    100.0%     100.0%    100.0%

Cost of goods sold................................   83.3%     84.3%      81.0%     83.1%

  Gross profit....................................   16.7%     15.7%      19.0%     16.9%

Selling, general and administrative expenses......   15.4%     15.3%      15.7%     13.7%

  Operating profit.(loss).........................   (1.0%)    (4.7%)      1.0%     (3.8%)

Interest expense..................................    2.6%      1.5%       2.9%      1.5%



         Net sales of $19,409,000 for the six-month period ended June 30, 1996, were $2,060,000, or 9.6%, below the comparable period in the prior year. This decrease was a result of the Company's efforts to reduce low margin sales and lower demand by the Company's automotive and industrial customers which is generally consistent with an overall slowdown in the automotive chemical aftermarket.

         For the second quarter ended June 30, 1996, net sales of $9,346,000 were $2,904,000, or 23.7%, below the comparable period in the prior year. This decrease was mainly attributable to the same factors discussed above with respect to the three-month period ended June 30, 1996.

         Cost of goods sold for the six-month period ended June 30, 1996, decreased by $1,938,000 as compared to the same period in the prior year. This decrease was due principally to reduced sales during the six-month period ended June 30, 1996 and cost reduction efforts in manufacturing labor and overhead. Cost of goods sold decreased as a percentage of net sales from 84.3% to 83.3% for the six-month periods ended June 30, 1995 and 1996, respectively. The decrease in percent of sales was due primarily to higher unit pricing across most of the Company's product lines.

         Cost of goods sold decreased by $2,604,000 for the three-months ended June 30, 1996 as compared to the prior year. This decrease was due principally to reduced sales and cost reduction efforts in manufacturing labor and overhead. Cost of goods sold decreased as a percentage of net sales from 83.1% to 81.0% for the three-

                                    10 of 15
months ended June 30, 1996 as compared to the same period in the prior year. The decrease as a percentage of net sales was due primarily to higher unit pricing across most of the Company's product lines.

         Selling, general and administrative expenses were $2,996,000 for the six-month period June 30, 1996, or 15.4% of net sales. Selling, general and administrative expenses were $3,291,000 or 15.3% of net sales for the same period in 1995. The decrease in selling, general and administrative expense dollars is due to cost reduction efforts, lower bad debt expense as a result of better collection performance, and lower compensation costs.

         Selling, general and administrative expenses were $1,471,000 for the quarter ended June 30, 1996, or 15.7% of net sales. Selling, general, and administrative expenses were $1,673,000, or 13.7% of net sales for the same period in 1995. The decrease in selling, general and administrative expense dollars is due to the same reasons discussed above with respect to the 3 months ended June 30, 1996. The increase as a percentage of sales is due primarily to decreased sales in both the three and six month periods.

         During the second quarter of 1995, a group of stockholders (the "Committee") solicited proxies in opposition to the Company's nominees for its Board of Directors (the "Proxy Contest"). The purpose of the Proxy Contest was to attempt to remove, by stockholder vote, the then-current Board of Directors and to replace them with a slate of new directors nominated by the Committee. The Proxy Contest was unsuccessful and the Company's incumbent Board nominees were reelected. The Company incurred charges of $650,000 in responding to the Proxy Contest. The Company incurred no additional charges in 1996.

         Interest expense for the six-months ended June 30, 1996, was 2.6% of net sales versus 1.5% for the comparable period in the prior year. Interest expense was $509,000 for the six-months ended June 30, 1996 as compared to $321,000 for the six-months ended June 30, 1995. The increase in interest expense is due to increased borrowing under the credit agreement as well as an increase in the Company's interest rate. The increase in interest expense as a percentage of sales is due primarily to decreased sales. See "Liquidity and Capital Resources".

         Interest expense for the quarter ended, June 30, 1996, was 2.9% of net sales versus 1.5% for the comparable period in the prior year. Interest expense was $272,612 for the quarter ended June 30, 1996 as compared to $187,109 for the same period in 1995. The increase in interest expense is due to increased borrowings under the credit agreement as well as an increase in the Company's interest rate. The increase in interest expense as a percentage of sales is due primarily to decreased sales. See "Liquidity and Capital Resources".

         The Company recorded a net loss for the six-months ended June 30, 1996, of $688,798, or $.17 per share on weighted average shares outstanding of 3,947,767. This compared to a net loss of $1,297,748, or $.33 per share on weighted average shares outstanding of 3,955,793 for the same period in the

                                    11 of 15
prior year. The loss for six-months ended June 30, 1995 was partially the result of expenses totaling $650,000 related to the proxy contest discussed above. Had the proxy contest not occurred the net loss would have been $647,748 or $.16 per share on weighted average shares outstanding of 3,955,793.

          For the quarter ended June 30, 1996, the Company lost $188,388, or $.05 per share on weighted average shares outstanding of 3,947,766 as compared to a net loss of $637,229, or $.16 per share on weighted average shares outstanding of 3,974,961 for the same period in the prior year. The loss for the three-month period ended June 30, 1995 was the result of expenses totaling $650,000 related to the proxy contest discussed above. Had the proxy contest not occurred, the Company would have experienced net earnings of $12,771.


Liquidity and Capital Resources


         As of June 30, 1996, the Company's ratio of current assets to current liabilities was 2.06 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .93 to 1.

         During the six-months ended June 30, 1996, the Company incurred $508,989 in interest expense and made interest payments totaling $578,754. Accrued interest at June 30, 1996 was $89,899. Substantially all of the Company's interest expense was related to the "Credit Agreement" discussed below.

         The Company, as borrower, is a party to a credit agreement (the "Credit Agreement") that provides for a $10,000,000 revolving line of credit at an interest rate equal to the prime rate plus 2 1/4%. The Credit Agreement, entered into on March 30, 1992 and expiring on May 31, 1997, is a facility that allows for borrowings based upon a formula comprised of inventory, accounts receivable and fixed assets, less environmental compliance reserve, if any. As of June 30, 1996, the borrowing base under the credit agreement was $9,157,145 and no compliance reserve has been required. The Company is engaged in negotiations wih a bank to refinance its current credit facilities. The Company has received a proposed term letter from the bank and expects the final agreement, if and when entered into, to be no less restrictive then the current credit agreement and to not have a detrimental impact on its liquidity. Though there can be no assurance that the Company can consummate this refinancing, the Company believes it will be able to do so during the third quarter of 1996.

         Under the terms of the Company's existing Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to restrictions on distributions from the Company to its stockholders, maintenance of certain financial ratios and levels of tangible net worth and limits on capital expenditures. As a result of the foregoing, as of June 30, 1996, approximately $5,000 was unused and available under the Credit Agreement.

                                    12 of 15

         The Company spent $22,000 on capital improvements during the period ended June 30, 1996. In addition, the Company expects to spend approximately $428,000 on capital improvements during the balance of the current fiscal year principally as a result of the consolidation of its facilities in Macedonia. Such expenditures are expected to be funded from cash generated by operations and borrowings.


Part II - Other Information

Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the annual Meeting of Stockholders of the Company held on June 6, 1996, the stockholders considered and voted on the election of seven directors for one-year terms expiring in 1997 or until their successors have been duly elected and qualified and a resolution by the Board of Directors ratifying the appointment of Grant Thornton LLP as independent auditors for the Company for the year ended December 31, 1996.

     All of management's nominees for directors, as listed in the proxy statement, were elected by the following votes:

              Edwin M. Roth           For            3,565,928
                                      Withheld         103,679
              Corey B. Roth           For            3,565,927
                                      Withheld         103,680
              George N. Aranoff       For            3,566,332
                                      Withheld         103,275
              Victor Gelb             For            3,566,333
                                      Withheld         103,274
              Leonard P. Judy         For            3,566,341
                                      Withheld         103,266
              Norton W. Rose          For            3,565,332
                                      Withheld         104,275
              Lionel N. Sterling      For            3,566,333
                                      Withheld         103,274

     The proposal to ratify the appointment of Grant Thornton LLP as the Company's independent auditors was passed by the following vote :

                         Shares voted for           3,638,570
                         Shares voted against          17,521
                         Abstentions                   13,516

                                  13 of 15

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:    The Company filed no reports on Form 8-K during the
                   quarter ended June 30, 1996.



                                 14 of 15

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.











     By:/s/ Corey B. Roth                              August 2, 1996
        -----------------------------------
        Corey Roth
        Vice President, and Treasurer




                                  15 of 15