Form 10-Q
period 1996-09-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1996-11-13
CIK 703645

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the quarter ended September 30, 1996    Commission file number 1-11013

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
                                                           ------  -----

     The number of outstanding shares of the registrant's common stock as of October 23, 1996 was 3,947,764.

-------------------------------------------------------------------------------
--------------------------------Page 1 of 15-----------------------------------

                    Specialty Chemical Resources, Inc.

                              Form 10-Q

                 For the quarter ended September 30, 1996

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

Part II   Other Information

  Item 1. Legal Proceedings............................................13

  Item 2. Changes in Securities........................................13

  Item 6. Exhibits & Reports on Form 8-K...............................14

                                2 of 15

                    PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Specialty Chemical Resources, Inc.

                         Condensed Balance Sheets

                                             September 30, 1996 December 31, 1995
                                                (Unaudited)         (Audited)
                                                ------------       ------------
Current assets
  Cash and cash equivalents                     $        700       $      1,238
  Accounts Receivables                             4,393,168          6,218,508
  Receivable - Other                                 481,526            810,102
  Inventories                                      6,703,529          6,717,310
  Prepaid expenses                                   486,667            201,420
  Refundable Income Taxes                          1,134,079          1,134,079
                                                ------------       ------------
       Total current assets                       13,199,669         15,082,657

Property, plant and equipment
 At cost                                          14,207,364         14,130,242
   Less accumulated depreciation
     and amortization                             (4,201,512)        (3,426,847)
                                                ------------       ------------
                                                  10,005,852         10,703,395
Other assets
   Goodwill                                       20,938,885         21,266,161
   Other                                             321,339            220,236
                                                ------------       ------------
                                                  21,260,224         21,486,397
                                                ------------       ------------

       Total assets                             $ 44,465,745       $ 47,272,449
                                                ============       ============


See accompanying Notes to Financial Statements.

                                3 of 15

                    Specialty Chemical Resources, Inc.

                        Condensed Balance Sheets
                               (continued)

                                       September 30, 1996 December 31, 1995
                                           (Unaudited)         (Audited)
                                          ------------       ------------
Current liabilities

  Current Maturities                             $ -0-       $     44,500
  Accounts Payable                           5,332,800          6,695,517
  Accrued expenses                             572,764          1,200,666
                                          ------------       ------------
      Total current liabilities              5,905,564          7,940,683

Long-term obligations                       10,512,660         10,399,126

Deferred Income Taxes                          138,805            138,805

Redeemable Preferred Stock, $.01 par
  value and $100 redemption value;
  authorized and issued 3,500 shares           350,000            350,000


Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 1,996,500 shares                   --                 --
  Common Stock - $.10 par value;
    authorized 13,000,000 shares;
    issued an outstanding 3,947,764
    and 3,932,771                              394,777            394,777
  Additional paid in capital                41,925,125         41,935,125
  Accumulated deficit                      (14,741,836)       (13,847,367)
  Unearned Compensation                        (19,350)           (38,700)
                                          ------------       ------------
                                          $ 27,558,716       $ 28,443,835
                                          ------------       ------------
                                          $ 44,465,745       $ 47,272,449
                                          ============       ============




See accompanying Notes to Financial Statements.

                                4 of 15

                     Specialty Chemical Resources, Inc.

                    Condensed Statements of Operations
                               (Unaudited)

                      For the 3 month periods ended:

                                     September 30, 1996  September 30, 1995
                                     ------------------  ------------------
Net Sales                                $ 9,083,786       $ 10,521,005

Cost of Goods Sold                         7,302,175          8,689,452
                                         -----------       ------------

     Gross profit                          1,781,611          1,831,553

Selling, general and administrative
   expenses                                1,460,447          1,600,400
Amortization of intangibles                  225,081            217,173
                                         -----------       ------------

     Operating profit (loss)                  96,083             13,980

Other (income) expense
  Interest expense                           282,121            214,465
  Other                                          -0-             13,836
                                         -----------       ------------
                                             282,121            228,301
                                         -----------       ------------
     Earnings (loss) before income
     taxes                                  (186,038)          (214,321)

Income taxes (benefit)                           -0-            (80,000)
                                         -----------       ------------
  Net Earnings (loss)                       (186,038)          (134,321)
                                         ===========       ============


Earnings (loss) per common share:        $      (.05)      $       (.03)
                                         ===========       ============


Weighted average shares outstanding        3,977,764          3,962,252





See accompanying Notes to Financial Statements.

                                5 of 15

                    Specialty Chemical Resources, Inc.

                    Condensed Statements of Operations
                               (Unaudited)

                      For the 9 month periods ended:

                                     September 30, 1996  September 30, 1995
                                     ------------------  ------------------
Net Sales                                $ 28,492,848       $ 31,989,959

Cost of Goods Sold                         23,460,291         26,785,649
                                         ------------       ------------

     Gross profit                           5,032,557          5,204,310
Selling, general and administrative
   expenses                                 4,456,856          4,891,179
Amortization of intangibles                   659,427            651,519
Proxy Contest                                     -0-            650,000
                                         ------------       ------------
     Operating Profit (loss)                  (83,726)          (988,388)


Other (income) expense
  Interest expense                            791,110            535,910
  Other                                           -0-            (12,229)
                                         -----------       ------------
                                              791,110            523,681
                                         ------------       ------------
     Earnings (loss) before income
     taxes and extraordinary items           (874,836)        (1,512,069)

Income taxes (benefit)                            -0-            (80,000)
                                         -----------       ------------
     Net earnings (loss)                     (874,836)        (1,432,069)
                                         ============       ============



Earnings (loss) per common share:        $       (.22)      $       (.36)

Weighted average shares outstanding         3,977,766          3,962,252




See accompanying Notes to Financial Statements.

                                6 of 15

                    Specialty Chemical Resources, Inc.

                    Condensed Statements of Cash Flows
                               (Unaudited)

                      For the 3 month periods ended:

                                         September 30, 1996  September 30, 1995
                                         ------------------  ------------------
Net cash provided (used) by operating
  activities                                $   (322,606)      $    93,290

Cash flows from investing activities:
  Expenditures for property, plant and
   equipment - net                               (18,618)         (441,277)


Cash flows from financing activities:
  Increase (decrease) in capital lease
   obligations                                       -0-             1,050
  Payments on revolver                       (14,626,265)       (1,920,000)
  Proceeds on revolver                        14,959,241         2,265,000
                                            ------------       -----------

       Net cash provided (used) by
         financing activities                    332,976           346,050
                                            ------------       -----------

       Net increase (decrease) in cash
         and cash equivalents                     (8,248)           (1,937)
Cash and cash equivalents at beginning
 of period                                         8,948             5,283
                                            ------------       -----------

Cash and cash equivalents at end
  of period                                 $        700       $     3,346
                                            ============       ===========





See accompanying Notes to Financial Statements.

                                7 of 15

                    Specialty Chemical Resources, Inc.

                    Condensed Statements of Cash Flows
                               (Unaudited)

                      For the 9 month periods ended:

                                         September 30, 1996   September 30, 1995
                                         ------------------   ------------------
Net cash provided (used) by operating
  activities                                $     17,550       $(2,272,567)

Cash flows from investing activities:

  Expenditures for property, plant and
   equipment - net                               (87,122)       (2,460,162)


Cash flows from financing activities:
  Payments on revolver                       (30,406,333)       (4,455,000)
  Increase (decrease) in capital lease
   obligations                                       -0-             1,050
  Proceeds on revolver                        30,475,367         9,175,000
                                            ------------       -----------

       Net cash provided (used) by
         financing activities                     69,034         4,721,050
                                            ------------       -----------

       Net increase (decrease) in cash
         and cash equivalents                       (538)          (11,679)

Cash and cash equivalents at beginning
  of period                                        1,238            15,025
                                            ------------       -----------

Cash and cash equivalents at end
  of period                                 $        700       $     3,346
                                            ============       ===========






See accompanying Notes to Financial Statements.

                                8 of 15

                      Specialty Chemical Resources, Inc.

                         Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (The "Company") at December 31, 1995 and September 30, 1996 and the results of operations and cash flows for the interim periods ended September 30, 1996 and 1995.

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

     The Company's inventories consisted of the following at:

                                      September 30,     December 3l,
                                          1996             1995
                                      -------------     ------------
       Raw materials                    $4,153,700      $4,111,440
       Finished goods                    3,292,179       3,323,426
                                        ----------      ----------
         Total FIFO cost                 7,445,879       7,434,866

       Less: Excess of FIFO cost over
             LIFO                          742,350         717,556
                                        ----------      ----------
         Total LIFO cost                $6,703,529      $6,717,310
                                        ----------      ----------






                               9 of 15

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

                                                   Nine Months Ended    Three Months Ended
                                                     September 30,         September 30,
                                                   -----------------    ------------------
                                                      1996      1995        1996     1995
                                                      ----      ----        ----     ----
Net sales.........................................   100.0%    100.0%     100.0%    100.0%

Cost of goods sold................................    82.3%     83.7%      80.4%     82.6%
                                                     ------    ------     ------    ------

  Gross profit....................................    17.7%     16.3%      19.6%     17.4%

Selling, general and administrative expenses......    15.6%     15.3%      16.1%     15.2%

  Operating profit.(loss).........................    (0.3%)    (3.1%)      1.1%      0.1%

Interest expense..................................     2.8%      1.7%       3.1%      2.0%




         Net sales of $28,493,000 for the nine-month period ended September 30, 1996, were $3,497,000, or 10.9% below net sales for the comparable period in the prior year. This decrease was a result of the Company's efforts to reduce low margin sales and lower demand from the Company's automotive and industrial customers.

         For the third quarter ended September 30, 1996, net sales of $9,084,000 were $1,437,000, or 13.7% below net sales for the comparable period, in the prior year. This decrease was mainly attributable to the same factors discussed above with respect to the three-month period ended September 30, 1996.

         Cost of goods sold for the nine-month period ended September 30, 1996, decreased by $3,325,000 as compared to cost of goods sold for the same period in the prior year. This decrease was due principally to reduced sales during the nine month period ended September 30, 1996 and cost reduction efforts in manufacturing labor and overhead. Cost of goods sold decreased as a percentage of net sales from 83.7% to 82.3% for the nine-

                                    10 of 15
month periods ended September 30, 1995 and 1996, respectively. The decrease as a percent of sales was due primarily to higher unit pricing across most of the Company's product lines.

         Cost of goods sold decreased by $1,387,000 for the three-months ended September 30, 1996 as compared to cost of goods sold for the prior year. This decrease was due principally to reduced sales and cost reduction efforts in manufacturing labor and overhead. Cost of goods sold decreased as a percentage of net sales from 82.6% to 80.4% for the three-month ended September 30, 1996 as compared to the same period in the prior year. The decrease as a percentage of net sales was due primarily to higher unit pricing across most of the Company's product lines.

         Selling, general and administrative expenses were $4,457,000 for the nine-month period ended September 30, 1996, or 15.6% of net sales. Selling, general and administrative expenses were $4,891,000 or 15.3% of net sales for the same period in 1995. The decrease in selling,general and administrative expense is due to cost reduction efforts, lower bad debt expense as a result of better collection performance, and lower compensation costs.

         Selling, general, and administrative expenses were $1,460,000 for the quarter ended September 30, 1996, or 16.1% of net sales. Selling, general, and administrative expenses were $1,600,000, or 15.2% of net sales for the same period in 1995. The decrease in selling, general and administrative expense is due to the same reasons discussed above with respect to the nine-months ended September 30, 1996. The increase as a percentage of sales is due primarily to decreased sales in both the three and nine month periods.

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

         Interest expense for the nine-months ended September 30, 1996, was 2.8% of net sales versus 1.7% for the comparable period in the prior year. Interest expense was $791,000 for the nine-months ended September 30, 1996, as compared to $536,000 for the nine-months ended September 30, 1995. The increase in interest expense is due to increased borrowing under the Company's senior credit facility as well as an increase in the Company's interest rate thereunder. The increase in interest expense as a percentage of sales is due primarily to decreased sales. See "Liquidity and Capital Resources".

                                    11 of 15

         Interest expense for the quarter ended, September 30, 1996, was 3.1% of net sales versus 2.0% for the comparable period in the prior year. Interest expense was $282,000 for the quarter ended September 30, 1996, as compared to $214,000 for the same period in 1995. The increase in interest expense is due to increased borrowings under the Company's senior credit facility as well as an increase in the Company's interest rate thereunder. The increase in interest expense as a percentage of sales is due primarily to decreased sales. See "Liquidity and Capital Resources".

         The Company recorded a net loss for the nine-months ended September 30, 1996, of $874,834, or $.22 per share on weighted average shares outstanding of 3,977,766. This compared to a net loss of $1,432,069, or $.36 per share on weighted average shares outstanding of 3,962,252 for the same period in the prior year. The loss for nine-months ended September 30, 1995 was partially the result of expenses of $650,000 related to the proxy contest discussed above. Had the Proxy Contest not occurred the net loss would have been $782,069, or $.20 per share on weighted average shares outstanding of 3,962,252.

         For the quarter ended September 30, 1996, the Company lost $186,038, or $.05 per share on weighted average shares outstanding of 3,977,764 as compared to a net loss of $134,321, or $.03 per share on weighted average shares outstanding of 3,962,252 for the same period in the prior year.

Liquidity and Capital Resources

     As of September 30, 1996, the Company's ratio of current assets to current liabilities was 2.24 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was 1.02 to 1.

         During the nine-months ended September 30, 1996, the Company incurred $791,000 in interest expense and made interest payments totaling $903,109. Accrued interest at September 30, 1996 was $47,749. Substantially all of the Company's interest expense was related to the credit facility with National City Bank, N.A..

         The Company, as borrower, entered into a credit agreement with Star Bank, National Association (the "Credit Agreement") that provides for a $12,000,000 facility comprised of a revolving line of credit and a term loan. The Credit Agreement, entered into on September 18, 1996 and expiring on December 31, 1998, replaced the Company's $10,000,000 revolving credit facility. The Credit Agreement is a facility that allows for borrowings based upon collateral comprised of certain inventory, accounts receivable and machinery and equipment. Borrowings under the Credit Agreement bear interest at prime rate plus 1.5%, subject to decrease if certain ratios and financial tests are met.

                                    12 of 15

         Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. As of September 30, 1996, approximately $13,695 was unused and available under the Credit Agreement.

         In September 1996, the Company distributed to the record holders of its common stock subscription rights ("Rights") to subscribe for and purchase an aggregate principal amount of $4,000,000 of the Company's 6% Convertible Subordinated Notes due 2006. Stockholders had until the close of business on October 11, 1996 to exercise their Rights.

         On October 16, 1996, the Company received $4,000,000 in proceeds from the issuance of the subordinated convertible debt (the Rights Offering) $350,000 of which was used to repurchase, at par value, the 3500 shares of the Company's Cumulative Convertible Preferred stock owned by Mr. Edwin M. Roth. The balance of the net proceeds of the Rights Offering was used to reduce amounts outstanding under the Company's revolving credit facility under the Credit Agreement. In addition, the Company expects to pay out approximately $250,000 in expenses related to the Rights Offering.

         The Company spent $87,000 on capital improvements during the nine-month period ended September 30, 1996. In addition, the Company expects to spend less than $100,000 on capital improvements during the balance of the current fiscal year, principally for additional computer equipment and other operating improvements. Such expenditures are expected to be funded from cash generated by operations and borrowing.

Part II - Other Information

Item 2.   Changes in Securities

         On October 15, 1996, the Company issued $4,000,000 principal amount of its 6% Convertible Subordinated Notes due 2006 (the "Notes") pursuant to the Rights Offering. The Notes were issued under an Indenture (the "Indenture") between the Company and Bank One, Columbus, N.A. as Trustee. Interest on the Notes compounds semiannually in April and October, at the rate of 6% per annum. The Notes mature in October, 2006 unless converted, repurchased or redeemed prior to maturity.

         The Notes are subordinate to Senior Debt of the Company. Pursuant to the Indenture, the Company may not incur any indebtedness for borrowed money that would rank senior to the Securities, except (i) any such indebtedness existing on the date thereof or under the Company's existing revolving credit facility, (ii) any renewals, refinancings, extensions or refundings under any indebtedness referred to in clause
         (i) above: (iii) any indebtedness secured by purchase money security interests; (iv) any other senior bank or other institutional

                                 13 of 15
         indebtedness; (v) any indebtedness of a subsidiary of the Company to another subsidiary; (vi) any indebtedness of any other entity existing at the time such entity merged with or into or became a subsidiary of the Company or of another subsidiary, including indebtedness incurred in connection with, or in contemplation of, such other entity merging with or into or becoming a subsidiary of the Company or of another subsidiary or assumed by the Company in connection with its acquisition of the assets owned by such other entity, (vii) any indebtedness incurred in connection with a merger with or into, or the acquisition of the stock or assets of, an entity; and (viii) any indebtedness to holders of the Notes.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits.

  4.1 Indenture between the Company and Bank One, Columbus, N.A. as Trustee, dated as of October 15, 1996.

(b)      Reports on Form 8-K.

  1. The Company filed a Form 8-K on September 23, 1996, announcing the credit agreement with Star Bank, N.A. which replaced the Company's credit agreement with National City Bank, N.A..

                                    14 of 15

                               Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Specialty Chemical Resources, Inc.

     By: /s/  DAVID F. SPINK                     November 13, 1996
        ----------------------------
        David F. Spink
        Vice President
        (Principal Financial Officer)


                                    15 of 15