Form 10-K405
period 1996-12-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1997-03-28
CIK 703645

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the calendar year ended December 31,1996 Commission file no 1-11013
                            ----------------                    -------

                       SPECIALTY CHEMICAL RESOURCES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                  34-1366838
                      ----------------  ------------------
               (State of incorporation) (I.R.S. Employer I.D. No.)

                9100 Valley View Road, Macedonia, Ohio    44056
                --------------------------------------    -----
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (216) 468-1380
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.10 per share.

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             -----   -----

        Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes __x__ No ____

        The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 28,1997 was $5,693,166

        As of February 28,1997, 3,882,264 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference: The registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year end, December 31, 1996, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing of such document.

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

BUSINESS. The Company is a leading custom formulator and packager of specialty chemical products, primarily for the automotive service, industrial maintenance and janitorial/sanitation markets. The Company specializes in developing, formulating and packaging new products for customers which do not have the expertise or volume to maintain captive research and development departments and manufacturing operations. The Company produces and sells over 900 "proprietary" chemical formulations, substantially all of which are packaged in aerosol containers. In 1996, the Company sold approximately 30 million units. These proprietary formulations represent know-how of the Company developed through the skill and experience of its employees. These proprietary formulations are not generally patented. Approximately 84% of the Company's sales are of its proprietary products sold under the brand names of the Company's customers. The Company's products include cleaners, sealants, gasket components, lubricants, waxes, adhesives, paints, coatings, degreasers, polishes, anti-statics and tire inflators. Most all of the Company's products are used by professionals in commercial applications. In addition, the Company produces and sells its own branded products. Approximately 16% of the Company's sales are of its branded products.

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

        The Company's customers are principally distribution companies. The Company sells to approximately 350 core accounts with no single customer accounting for 10% of the Company's sales. The Company provides customers with prompt shipment, normally within four weeks after receipt of order, and will accept short production run orders (as few as 100 cases), thereby reducing the inventory requirements of its customers. Markets served by the Company include automotive service, janitorial, industrial maintenance and sanitation, high tech electronic and electrical manufacturing, and art and crafts. Less than 2% of the Company's sales are to chain store merchandisers. The Company believes, based on its experience with its customers and its knowledge of its industry, that it is the only custom packager in its principal markets that provides this wide range of services, and on a routine basis will produce as few as 100 cases of a product and offers delivery within four weeks.

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

PRODUCTS. Aerosol containers are a convenient, effective and efficient way to deliver thousands of products. The containers, 3.0 billion of which were sold in the United States in 1995, are generally made of steel or aluminum and can be recycled. Since 1978, when the use of chlorofluorocarbons ("CFC's") as propellant was discontinued in the United States, the Company's aerosol products generally have used compressed gases, such as carbon dioxide and nitrogen and liquefied gases, such as propane and butane, as propellants. The Company's aerosol containers range from 4 ounces to 24 ounces in capacity. The Company combines its chemical formulation, an appropriate propellant, dip tube, valve, actuator, cap and the aerosol container to produce the final product.

        Products developed by the Company for the automotive service and industrial maintenance markets include cleaners, degreasers, lubricants and paints. The Company has also developed specialized products for the automotive service market, such as its patented non-flammable tire inflator, carburetor, brake and choke cleaners, gasket and trim adhesives, undercoatings, silicones, belt dressings, and fabric protectors. Specialized products for the industrial maintenance market include molybdenum lubricants, food-grade lubricants and cleaners, release agents and protectors for injection and cast molding applications.

        The Company introduced its environmentally responsive, water-carried (as opposed to solvent-carried), aerosol products under the program name of SmartLine TM. Products using this system significantly reduce solvent release. Additionally, these products meet the National Fire Prevention Agency's most stringent fire prevention and storage standards for aerosol products. Products using this technology include a range of cleaners, degreasers and lubricants produced for the Company's principal markets.

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

MARKETING AND DISTRIBUTION. The Company's marketing and sales activities are carried out by a full-time salaried sales force. Sales of the Company's brand name products are marketed and sold through 30 manufacturer's representative agencies. The Company's customers are distributors of a broad range of products to the automotive service and industrial maintenance markets. The Company's efforts to obtain sales involve detailed pre-production and ongoing involvement with a customer. The Company seeks to develop long-term customer relationships. More than 48% of the Company's current sales volume is attributable to customers who have been with the Company for more than 10 years. The Company's active core customers number more than 350, with no single customer accounting for 10% of the Company's net sales. Substantially all of the Company's customers are located in the eastern two-thirds of the United States.

RESEARCH AND DEVELOPMENT. The Company's research and development activities are directed toward aerosol product development and improvement, product screening and custom applications designed to meet the specific requirements of its customers. The Company's research and development activities involve both the formulation of proprietary chemical compounds and the development of associated aerosol delivery systems. The Company works with its customers to develop new products and to modify existing products for them. It also seeks to develop new, proprietary products such as its patented fuel injection system cleaner, water-carried aerosol products, and patented non-flammable tire inflators. The Company's technical activities are carried out by a staff of chemists and laboratory technicians. The Company holds several registered trademarks and patents.

MANUFACTURING. The manufacturing facility contains seven production lines. Each line has different characteristics, providing the Company with flexibility to accommodate the short production runs required for many customized products, the longer high speed production runs, and the specialized barrier packaging production. In addition, the Company is able to package its products in one gallon cans, five gallon pails, and fifty-five gallon drums.

        In 1996, the Company sold approximately 30 million units. The handling of large volumes of liquid propellants requires that the manufacturing area be compartmentalized, permitting the isolation of each step in the production process. Control systems automatically shut down operation if safety limits are exceeded. Raw materials are stored within the plant, while propellants and most solvents are stored in above-ground tanks outside the plant. The raw materials are moved as needed to the mixing area and the product is piped into a separate filling area where cans are filled. The cans are then conveyed into propellant charging rooms, where the propellant is loaded and the cans are crimped (sealed) automatically. After leaving the propellant charging room, the cans are run through a hot water test tank to test for leaking and container integrity at elevated temperatures. In cases where the can label has not been preprinted, a label is applied. The cans are coded, then packed and palletized for shipment or, in some cases, stored in the warehouse on racks for order picking.

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

EMPLOYEES. As of February 28, 1997, the Company employed approximately 187 people on a full-time basis, of whom 71 are salaried and the remainder are hourly. All of the Company's hourly employees are represented by one collective bargaining unit with one collective bargaining agreement. The Company's current collective bargaining agreement expires in November, 1997. The Company considers its relationship with its employees to be good. There have not been any work stoppages or slowdowns due to labor related problems.

ENVIRONMENTAL MATTERS. The Company's manufacturing facility is subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to the land, surface, subsurface strata and water, and the generation, handling, storage, transportation, treatment and disposal of waste and materials, and are also subject to other federal, state and local laws and regulations regarding health and safety matters. Management believes that the Company's business, operations and facilities are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations. As a result, compliance with existing federal, state and local environmental laws is not expected to have a material effect upon the earnings or competitive position of the Company. However, management of the Company cannot predict the effect, if any, of environmental laws that may be enacted in the future. Capital expenditures for environmental control facilities for the next two fiscal years (exclusive of expenses that are expected to be substantially reimbursed) are not expected to be material. See "Legal Proceedings". Such costs, if any, should comprise a part of normal purchases of new or replacement equipment or facilities.

ITEM 2. PROPERTIES

PROPERTY. The Company's Macedonia production facility is leased. Under a lease amendment dated July 25, 1994, upon completion of certain leasehold improvements, the term of the Macedonia lease was extended through the year 2005, with four (4) five-year unilateral options to extend the lease through the year 2025. The Company leases 8,000 square feet of space for its executive offices, which are located adjacent to the Macedonia plant. The lease expires in 1997. On October 6, 1995 the Company purchased its previously leased distribution center in Macedonia, Ohio. The Company plans to move its executive offices in 1997 from the currently leased space adjacent to the Macedonia plant, to office space which is available at its distribution center which was purchased in 1995.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS. The Company is currently involved in litigation pertaining to environmental concerns by the State of Ohio in connection with several potential problems at its Macedonia, Ohio manufacturing plant. In 1990 the Company entered into a Consent Order with the State of Ohio. The Company was required to submit to the Ohio Environmental Protection Agency (Ohio EPA), a closure plan to address contamination identified at the property. The Company submitted the closure plan as required. Ohio EPA also requested, in the event the remedial measures in the proposed closure plan are not successful within a two-year period, that at that time the Company provide supplemental or alternative measures to clean up the remaining contamination.

        On May 17, 1994, the Ohio EPA approved the revised closure plan which included unilateral modifications as deemed necessary by the Ohio EPA. On June 17, 1994, the Company appealed the Ohio EPA's action on the grounds that the unilateral modifications were unreasonable and unlawful. On January 6, 1995, the Company and the State of Ohio entered into a settlement agreement, which resulted in a termination of the Company's appeal of this matter before the Environmental Board of Review. On May 3, 1995, the Ohio EPA issued a supplemental closure plan approval letter that established certain deadlines with regard to the Company's implementation and a Groundwater Extraction and Treatment System, a Soil Vapor Extraction System, and certain other closure plan tasks. On December 9, 1996, the Company revised its estimate to address closure costs at the Macedonia facility. Based on estimates of closure costs received from the Company's environmental consultant, the revised total closure costs are estimated at approximately $1,291,000. As of December 31, 1996, $1,178,000 of closure costs were expended, of which $792,000 was received from both escrow funds and an Ohio EPA Trust Account(the Trust). The escrow funds and trust funds were deposited by previous owners. During 1996, the Company received $621,000 from the Trust for reimbursement of expenditures; in addition it has requested approximately $258,000 from the Trust for reimbursement of EPA expenditures and has recorded this amount as an Account Receivable - Other on the December 31, 1996 balance sheet. As of December 31, 1996, the Trust contained approximately $329,000. The Company believes that the expenditures for which reimbursement has been requested are in accordance with the closure activities contemplated by the Trust requirements. While the Company is not aware of any reason that it would not receive reimbursement for these expenditures, the Ohio EPA has discretion in responding to the Company's request. If the remediation techniques proposed in the closure plan are not successful, or if supplemental or alternative technologies are required to be used, then the Company may incur costs in excess of the $1,291,000 closure cost estimate. The Company believes, based on discussions with its technical consultants, that the cost of additional testing and operation of the proposed remedial systems will be approximately $150,000 and that the costs of the supplemental or alternative cleanup measures, if determined to be necessary, would not exceed $2,000,000.

        On January 31, 1997, the Company received a Notice of Violation (NOV) from the Ohio EPA in association with an inspection conducted by the Ohio EPA in June 1996 regarding the operations at the Macedonia facility. At this time, the Company does not know whether these violations had, in fact, occurred or for what time period the alleged violations lasted. A number of the alleged violations will be addressed by the completion of closure activities described above. Other violations will be addressed through negotiations with the Ohio EPA. At this time, the Ohio EPA has not stipulated any penalties, nor can it be predicted whether the Ohio EPA will seek penalties or to what extent those penalties will aggregate.

     The Company is one of several defendants in two personal injury lawsuits. HAMRICK V. COASTAL LUMBER COMPANY, DONALD MEGERT, MONONGAHELA POWER COMPANY, LAWSON PRODUCTS, INC. AND SPECIALTY CHEMICAL RESOURCES, INC. was filed in 1995 and is currently pending in the Circuit Court of Webster County, West Virginia. The lawsuit alleges that the plaintiff was injured due to unsafe working conditions and that his injury was caused, in part, by his use of one of the Company's products. The lawsuit asks for unspecified damages. RENFRO, SPEARS ET AL V. SPECIALTY CHEMICAL RESOURCES, INC., GOODYEAR TIRE AND RUBBER COMPANY AND SANDRA VOGLER was filed in 1994 and is currently pending in the District Court of Harris County, Texas. The lawsuit alleges that the injuries suffered by plaintiffs were caused, in part, by their use of one of the Company's products. The lawsuit asks for unspecified damages. In both cases the plaintiffs' claims have been settled by the Company's insurance company. By virtue of the settlement in the Lawson case, all cross-claims by the codefendants against the Company have been extinguished, except for an implied indemnity claim by Lawson. The Company denies any and all liability to Lawson and will continue to vigorously defend against the claim. Settlement discussions between Lawson and the plaintiff's attorney have resulted in a settlement of this claim against Lawson.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers
------------------

     Set forth below is certain information concerning the Executive Officers of the Company. Officers of the Company are elected annually by the Board of Directors of the Company, and serve at the pleasure of the Board of Directors that elects them.

    NAME                            AGE                    POSITION
    ----                            ---                    --------
Edwin M. Roth                       69                     President, Chairman of the
                                                           Board and Director

Corey B. Roth                       39                     Vice President, Treasurer,
                                                           Asst. Secretary and
                                                           Director

John H. Ehlert                      44                     Vice President and President of
                                                           the Aerosol Systems Division

David F. Spink                      46                     Vice President(Principal Financial
                                                           and Accounting Officer)

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

     Mr. David F. Spink joined the Company in 1996. He has been Vice President of the Company since June, 1996. Prior to joining the Company, Mr. Spink worked 17 years at B.F. Goodrich Company in a progression of financial positions. In 1992 he was Controller of the Research Division. From 1993 to 1996 Mr. Spink was Director of Planning and Analysis for the corporation.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol "CHM".

     During 1996, the closing sales prices on the AMEX ranged from $1.13 to $3.88. During 1995, the closing sales prices on the AMEX ranged from $1.88 to $4.94. The following table sets forth the high and low sale prices by quarter for 1996 and 1995.

                                        Calendar Year Ended December 31,
                                        --------------------------------
                                    1996                               1995
                             --------------------               ------------------

       Quarter               High           Low                 High         Low
First Quarter........        2.875          1.250               4.188        2.375
Second Quarter.......        3.875          1.250               4.938        2.750
Third Quarter........        3.688          1.750               4.625        3.750
Fourth Quarter.......        2.063          1.125               4.500        1.875

         As of February 28, 1997, the closing price for the Common Stock on AMEX was $1.875. As of February 28, 1997, there were 755 holders of record of Common Stock.

         The Company has not paid cash dividends on its Common Stock and intends to follow a policy of retaining earnings in order to finance the continued growth and development of its business. Payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The terms of outstanding loans to the Company currently prohibit the Company from paying cash or stock dividends to its stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the fiscal years 1992 through 1996 are derived from the Company's audited financial statements. All financial data have been restated to reflect the adoption of Financial Accounting Standards Board
(FASB) Statement 109, "Accounting for Income Taxes". This information should be read in conjunction with the Company's Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, each of which is included elsewhere in this Report.

                             SELECTED FINANCIAL DATA
                     (in thousands, except per share data)

                                                                         Year Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1996             1995            1994         1993        1992
                                                  --------         --------         --------    --------    --------
Statement of operations
Data (1) (2):
Net sales                                         $ 38,914         $ 43,419         $ 44,931    $ 47,362    $ 47,927
Cost of goods sold                                  32,783           39,123           38,066      36,988      38,149
                                                  --------         --------         --------    --------    --------
Gross profit                                         6,131            4,296            6,865      10,374       9,778
Selling, general and
 administrative expenses                             6,067            7,648            6,995       6,327       6,128
Amortization of intangIbles                            907              869              874         862         865
Restructuring charges                                   --               --              954          --          --
                                                  --------         --------         --------    --------    --------
Operating profit (loss)                               (843)          (4,221)          (1,958)      3,185       2,785

Other income (expense)
  Interest expense                                  (1,059)            (779)            (560)       (531)     (1,051)
  AmortIzation of debt issuance expenses                --               --               --          --         (30)
  Other                                                 11               10               39          29          69
                                                  --------         --------         --------    --------    --------
                                                    (1,048)            (769)            (521)       (502)     (1,012)
                                                  --------         --------         --------    --------    --------
Earnings (Loss) before income taxes and
  extraordinary items                               (1,891)          (4,990)          (2,479)      2,683       1,773
Income tax benefits (expense)                          128            2,981              840        (944)       (775)
                                                  --------         --------         --------    --------    --------
Earnings (Loss) before extraordinary Items          (1,763)          (2,009)          (1,639)      1,739         998

Extraordinary items:
  Gain (loss) due to fire (net of Income taxes)         --               --            2,265        (884)         --
Deferred financing cost and original issue
   discount (net of income taxes)                       --               --               --          --        (714)
                                                  --------         --------         --------    --------    --------
Net earnings (loss)                               $ (1,763)        $ (2,009)        $    626    $    855    $    284
                                                  ========         ========         ========    ========    ========
Share Data (3):
  Earnings (Loss) per common share:
   Before extraordinary items                     $  (0.45)        $  (0.51)        $  (0.42)   $   0.44    $   0.29

   Extraordinary items                                  --               --             0.58       (0.22)      (0.21)
                                                  --------         --------         --------    --------    --------
   Net earnings (loss)                            $  (0.45)        $  (0.51)        $   0.16    $   0.22    $   0.08
                                                  ========         ========         ========    ========    ========
Supplemental earnings per share (4)                    N/A              N/A              N/A         N/A    $   0.34
                                                  ========         ========         ========    ========    ========
Dividends paid                                          --               --               --          --          --
Weighted average common shares
   outstanding                                       3,946            3,939            3,935       3,946       3,443

                                                                        Year Ended December 31,
                                                    1996             1995             1994       1993         1992
                                                  --------         --------         --------    -------     --------
Balance Sheet Data (1):
Working capital                                   $ 7,550          $ 7,142           $ 6,420    $10,883      $ 8,212
Total assets                                      $43,923          $47,272           $44,558    $49,914      $41,520
Long-term debt                                    $12,246 (5)      $10,399           $ 4,512    $ 9,948      $ 6,055
Redeemable preferred stock (6)                    $    --              350                --         --           --
Stockholders' equity                              $26,562          $28,444           $30,439    $29,814      $28,958

(1) The Company adopted FASB Statement 109, "Accounting for Income Taxes", effective January 1, 1993. All financial data prior to 1993 have been restated to reflect its adoption.

(2) At December 31, 1996, the Company had approximately $9,686,000 of net operating loss carryforwards available for federal income tax purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Income Taxes and Net Operating Loss Carryforwards" regarding limitations on the usage of these carryforwards.

(3) Common Stock data are restated to reflect a one for fourteen reverse stock split effective on February 26, 1992.

(4) The supplemental earnings per share is computed assuming the public stock offering had been effective on January 1, 1992. (See Note J to Financial Statements).

(5) Includes long-term obligations (less current maturities), and convertible subordinated debentures, which are convertible at the option of the holder into shares of the Company's common stock any time after 2001. (See Note C to Financial Statements).

(6) On October 6, 1995, the Company issued 3,500 shares of convertible preferred stock to an officer/director at a $100 per share price, which aggregated to $350,000. On October 16, 1996, the Company redeemed all of its 3,500 shares of convertible preferred stock for $350,000 from the proceeds received in conjunction with the convertible subordinated debentures. (See Notes C and F to Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. This discussion should be read in conjunction with the information contained in the Financial Statements and Notes thereto of the Company contained elsewhere in this Report.

    In December, 1992, the Company experienced a non-chemical fire at its Macedonia, Ohio facility. The fire has adversely affected production capabilities, which adverse effect continued through 1994.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales of certain items included in the Company's Statement of Operations.

                                       Year Ended December 31,
                                      -------------------------
                                       1996      1995      1994
                                      -----     -----     -----
Net Sales                             100.0%    100.0%    100.0%
  Cost of goods sold                   84.2%     90.1%     84.7%
                                      -----     -----     -----
Gross profit                           15.8%      9.9%     15.3%

Selling, general and administrative
 expenses                              15.6%     17.6      15.6%
Amortization of intangibles             2.3%      2.0%      1.9%
Restructuring charge                     - %        -%      2.1%
                                      -----     -----     -----
Operating profit(loss)                 (2.2%)    (9.7%)    (4.3%)
Interest and expense                    2.7%      1.8%      1.2%

FISCAL YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO 1995

         Net sales of $38,914,000 for the year ended December 31, 1996 were $4,505,000 or 10.4% below the prior year. The decrease was a result of the Company's efforts to reduce low margin sales, lower demand from automotive and industrial customers as well as decreased sales of its electronics cleaning products.

         Cost of goods sold for the year ended December 31, 1996, decreased by $6,340,000 or 16.2% as compared to cost of goods sold for the same period in the prior year. This decrease was due principally to reduced sales during the year ended December 31, 1996, and cost reduction efforts in manufacturing labor and overhead. Cost of goods sold decreased as a percentage of net sales from 90.1% to 84.2% for the year ended December 31, 1995, and 1996 respectively. The decrease as a percent of net sales was due primarily to higher unit pricing and cost reduction efforts in manufacturing labor and overhead.

         Selling, general, and administrative expenses were $6,067,000 for the year ended December 31, 1996, or 15.6% of net sales. Selling, general and administrative expenses were $7,648,000, or 17.6% of net sales for the same period in 1995 including $650,000 of non-recurring cost for a Proxy Contest (described below). The remaining decrease in 1996 selling, general and administrative expense is due to cost reduction efforts, lower compensation costs, and lower bad debt expense as a result of settling a fully reserved account.

         Interest expense for the year ended December 31, 1996 was 2.7% of net sales versus 1.8% for the comparable period in the prior year. Interest expense was $1,059,000 for the year ended December 31, 1996, an increase of $280,000, from the year ended December 31, 1995. This increase is due to increased borrowing under the senior credit facility as well as an increase in the Company's interest rate during the first nine months of the year. The increase in interest expense as a percentage of net sales is due primarily to reduced sales. See "Liquidity and Capital Resources".

         The Company recorded a net loss for the year ended December 31, 1996, of $1,762,713 or $.45 per share on weighted average shares outstanding of 3,945,618. This compared to a net loss of $2,008,606, or $.51 per share on weighted average shares outstanding of 3,939,348.

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

         The Company recorded a net loss for the year ended December 31, 1995 of $2,008,606, or $.51 per share on weighted average shares outstanding of 3,939,348. This compared to a 1994 net loss before an extraordinary gain of $1,639,573 or $.42 per share on weighted average shares outstanding of 3,935,431 for the same period in the prior year. The loss for the year ended December 31, 1995 was partially the result of expenses totaling $650,000 related to the proxy contest discussed above and the effects of both the startup of a new manufacturing information system and the facilities consolidation. Net earnings for the year ended December 31, 1994 were $625,579 or $.16 per share on 3,935,431 weighted average shares outstanding after an extraordinary gain of $2,265,152 (net of taxes). The extraordinary gain resulted from the insurance settlement on the property and business interruption claims related to the December, 1992 fire at the Macedonia, Ohio plant.

     During 1995 the Company completed substantially all of the spending associated with the restructuring reserve established in 1994 (see Note H). Operations streamlining activities are continued into the 1st quarter of 1996 related to the facilities consolidation plan.

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

         The income tax benefit of $127,600 for the year ended December 31, 1996, consists of approximately $11,000 of current federal income taxes and approximately $138,600 of deferred tax benefits. The income tax benefit of $2,981,000 for the year ended December 31, 1995, consists of $1,006,000 of current refundable federal income taxes and approximately $1,975,000 of deferred federal income tax benefits. The income tax provision of $320,000 for the year ended December 31, 1994 consisted of $1,040,000 of current federal tax and local taxes, and $720,000 of deferred federal income tax benefits.

         As of December 31, 1996, the Company had approximately $9,686,000 of net operating loss and $51,000 of investment tax credit carryforwards. However, due to a change in ownership during 1992, the Company has an annual limitation of approximately $850,000 in the utilization of its net operating loss and investment tax credit carryforwards. In addition, due to losses in 1996 and 1995 and the realization in 1994 of built-in gains, approximately $7,300,000 of the carryforwards may be utilized beyond the current annual limitation to offset future taxable income. Except as discussed below, and subject to limitations of the Internal Revenue Code of 1986, as amended (the "Code"), the NOLs should be available to offset future income of the Company. Use of the NOLs to reduce future taxable income may subject the Company to an alternative minimum tax.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company's ratio of current assets to current liabilities was 2.48 to 1 and the quick ratio (cash and cash equivalents, and accounts receivable, divided by current liabilities) was 1.26 to 1. As of December 31, 1995, the Company's ratio of current assets to current liabilities was 1.90 to 1 and the quick ratio (described above) was 1.03 to 1. The increase in liquidity is due primarily to reduction in accounts payable from the cash infusion that was the result of the Rights Offering discussed below.

         During the twelve months ended December 31, 1996, the Company incurred $1,059,000 in interest expense and made interest payments totaling $1,095,000. Accrued interest at December 31, 1996, was $68,000.

         The Company, as borrower, entered into a credit agreement in September, 1996 (the "Credit Agreement") that provides for a $12,000,000 facility comprised of a revolving line of credit and a term loan. The Credit Agreement, which expires on December 31, 1998, replaced the Company's $10,000,000 revolving credit facility. The Credit Agreement is a facility that allows for borrowings based upon collateral comprised of certain inventory, accounts receivable and machinery and equipment. Borrowings under the Credit Agreement bear interest at prime rate plus 1.5%, subject to decrease if certain ratios and financial tests are met.

         Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. As of December 31, 1996, approximately $3,158,000 was unused and available under the Credit Agreement (see Note C to the Financial Statements).

     In addition to the Credit Agreement, the Company is a borrower on an installment note dated October 15, 1995. The borrowing is collateralized by a warehouse which serves as the Company's distribution center. Interest is payable monthly at 1/4% over the bank's prime rate. As of December 31, 1996 the Company had $871,944 remaining on the note (see Note C to the Financial Statements).

         In September 1996, the Company distributed to the record holders of its common stock subscription rights ("Rights") to subscribe for and purchase an aggregate principal amount of $4,000,000 of the Company's 6% Convertible Subordinated Notes due 2006. Stockholders had until the close of business on October 11, 1996 to exercise their Rights.

         On October 16, 1996, the Company received $4,000,000 in proceeds from the issuance of the subordinated convertible debt (the Rights Offering) $350,000 of which was used to repurchase, at par value, the 3500 shares of the Company's Cumulative Convertible Preferred stock owned by Mr. Edwin M. Roth. The balance of the net proceeds of the Rights Offering was used to reduce amounts outstanding under the Company's revolving credit facility under the Credit Agreement. In addition, the Company paid out approximately $327,000 in expenses related to the Rights Offering.

         Net cash used by operating activities was $587,000 in 1996, versus cash used of $2,650,000 for 1995, and net cash provided from operating activities of $1,735,000 for 1994. Net capital expenditures were $156,000, $3,685,000, and
$612,000 respectively, for the three years 1996, 1995, and 1994. The Company expects to spend approximately $800,000 in capital expenditures for 1997 to be funded from operating cash flows and borrowings under the credit agreement. Under current business conditions, the Company expects no significant change in its liquidity position during the current fiscal year. The Company continues to explore opportunities to expand and add new product lines. Any required capital for these efforts would come from borrowings under the Credit Agreement or additional borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 PART IV

ITEM 14.  EXHIBITS; FINANCIAL STATEMENT SCHEDULES;
          REPORTS ON FORM  8-K

The Index to Financial Statements and Financial Statement Schedules is listed below.

    Reports on Form 8-K.

1. The Company filed a Form 8-K on October 2, 1996, in which it reported under
Item 5, the current status of certain litigation as well as the extended expiration date of the Rights Offering.

      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                Pg No.
                                                                ------
Report of Independent Certified Public Accountants............... F-1

Balance Sheets
   December 31, 1996 and 1995.............................. F-2 & F-3

Statements of Operations
   December 31, 1996, 1995 and 1994.............................. F-4

Statements of Stockholders' Equity
   December 31, 1996, 1995, and 1994............................. F-5

Statements of Cash Flows
   December 31, 1996, 1995, and 1994....................... F-6 & F-7

Notes to Financial Statements............................. F-8 - F-22

Report of Independent Certified Public Accountants
   on Schedules................................................. F-23

Schedule II - Valuation and Qualifying Accounts
                December 31, 1996, 1995 and 1994................ F-24

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 1997.

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

         NAME                             TITLE                                            DATE
         ----                             -----                                            ----
/s/ Edwin M. Roth                         President and Chairman                      March 28, 1997
----------------------------              of the Board (Principal
Edwin M. Roth                             Executive Officer)


/s/ Corey B. Roth                         Vice President, Treasurer                   March 28, 1997
----------------------------              and Director
Corey B. Roth


/s/ David F. Spink                        Vice President(Principal                    March 28, 1997
----------------------------              Financial and Accounting
David F. Spink                            Officer)


/s/ George N. Aronoff                     Director                                    March 28, 1997
----------------------------
George N. Aronoff


/s/ Victor Gelb                           Director                                    March 28, 1997
-----------------------------
Victor Gelb


/s/ Lionel N. Sterling                    Director                                    March 28, 1997
-----------------------------
Lionel N. Sterling


/s/ Geoffrey J. Colvin                    Director                                    March 28, 1997
-----------------------------
Geoffrey J. Colvin


/s/ Terence J. Conklin                    Director                                    March 28, 1997
-----------------------------
Terence J. Conklin

                          INDEPENDENT AUDITORS' REPORT

Stockholders of
SPECIALTY CHEMICAL RESOURCES, INC.

We have audited the accompanying balance sheets of Specialty Chemical Resources, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialty Chemical Resources, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                              /s/ GRANT THORNTON LLP
                                                 ---------------------------
                                                 Grant Thornton
Cleveland, Ohio
February 7, 1997

                       Specialty Chemical Resources, Inc.

                                 BALANCE SHEETS

                                   December 31


                                     ASSETS

                                                                     1996          1995
                                                                  -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents                                      $   168,641   $     1,238
   Accounts receivable - trade, less allowance for doubtful
       accounts of $102,000 and $345,000, respectively (note C)     4,948,075     6,218,508
   Receivables - other (note D)                                       258,284       810,102
   Inventories (notes A, B and C)                                   5,909,447     6,717,310
   Prepaid expenses                                                   305,259       201,420
   Refundable income taxes                                          1,075,016     1,134,079
                                                                  -----------   -----------
            Total current assets                                   12,664,722    15,082,657

PROPERTY AND EQUIPMENT - at cost
   (notes A, C and K)
      Building                                                        959,199       959,199
      Leasehold improvements                                        2,579,490     2,572,720
      Office equipment and furniture                                1,042,432       956,454
      Machinery and equipment                                       9,584,423     9,523,179
                                                                  -----------   -----------
                                                                   14,165,544    14,011,552
         Less accumulated depreciation and amortization             4,451,017     3,426,847
                                                                  -----------   -----------
                                                                    9,714,527    10,584,705
      Land                                                            118,690       118,690
                                                                  -----------   -----------
                                                                    9,833,217    10,703,395
OTHER ASSETS (NOTE A)
   Goodwill                                                        19,738,338    20,354,406
   Product formulation                                                977,150       911,755
   Deferred financing costs                                           421,460            --
   Other                                                              288,499       220,236
                                                                  -----------   -----------
                                                                   21,425,447    21,486,397
                                                                  -----------   -----------
                                                                  $43,923,386   $47,272,449
                                                                  ===========   ===========



The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                                   December 31

                                   LIABILITIES

                                                                      1996            1995
                                                                  ------------    ------------
CURRENT LIABILITIES
   Current portion of long-term debt                              $    434,733    $     44,500
   Accounts payable                                                  4,004,870       6,695,517
   Accrued liabilities:
      Compensation and payroll taxes                                   173,320         504,798
      Taxes - other                                                     65,442          55,935
      Interest                                                          68,436         154,290
      Other                                                            368,421         485,643
                                                                  ------------    ------------
                                                                       675,619       1,200,666
                                                                  ------------    ------------
            Total current liabilities                                5,115,222       7,940,683
LONG-TERM DEBT (note C)                                             12,246,119      10,399,126

DEFERRED INCOME TAXES (note A and I)                                      --           138,805

COMMITMENTS AND CONTINGENCIES (note D)                                    --              --

REDEEMABLE PREFERRED STOCK,
   $.01 par value and $100 redemption value; authorized
   and issued, 3,500 shares in 1995 (note F)                              --           350,000

STOCKHOLDERS' EQUITY (notes F and G)
   Preferred stock - $.01 par value; authorized 2,000,000 and             --              --
      1,996,500 shares for 1996 and 1995, respectively
   Common stock - $.10 par value; authorized 13,000,000 shares;
      issued 3,947,764 and 3,947,769 shares, respectively              394,777         394,777
   Additional paid-in capital                                       41,935,125      41,935,125
   Accumulated deficit                                             (15,629,785)    (13,847,367)
   Unearned compensation                                               (19,350)        (38,700)
                                                                  ------------    ------------
                                                                    26,680,767      28,443,835
   Less common stock in treasury, at cost;
      65,500 shares in 1996                                           (118,722)           --
                                                                  ------------    ------------
                                                                    26,562,045      28,443,835
                                                                  ------------    ------------
                                                                  $ 43,923,386    $ 47,272,449
                                                                  ============    ============

The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                            STATEMENTS OF OPERATIONS

                         For the years ended December 31

                                                    1996            1995            1994
                                               ------------    ------------    ------------
Net sales                                      $ 38,914,148    $ 43,419,021    $ 44,931,250

Cost of goods sold                               32,783,174      39,123,444      38,066,017
                                               ------------    ------------    ------------
          Gross profit                            6,130,974       4,295,577       6,865,233

Selling, general and administrative expenses      6,066,674       7,647,938       6,995,505

Amortization of intangibles                         906,846         868,692         874,101

Restructuring charges (note H)                           --              --         954,000
                                               ------------    ------------    ------------
          Operating (loss)                         (842,546)     (4,221,053)     (1,958,373)

Other income (expense)
   Interest expense                              (1,059,217)       (779,041)       (559,793)
   Other                                             11,450          10,488          38,593
                                               ------------    ------------    ------------
                                                 (1,047,767)       (768,553)       (521,200)
                                               ------------    ------------    ------------
          (Loss) before income taxes and
              extraordinary item                 (1,890,313)     (4,989,606)     (2,479,573)

Income taxes (benefits) (notes A and I)            (127,600)     (2,981,000)       (840,000)
                                               ------------    ------------    ------------
          (Loss) before extraordinary item       (1,762,713)     (2,008,606)     (1,639,573)

Extraordinary item
   Gain due to fire (net of income tax of
       $1,160,000 in 1994 (note K)                       --              --       2,265,152
                                               ------------    ------------    ------------
          NET EARNINGS (LOSS)                  ($ 1,762,713)   ($ 2,008,606)   $    625,579
                                               ============    ============    ============
Earnings (loss) per common share (note J)

   Earnings (loss) before extraordinary item   ($      0.45)   ($      0.51)   ($      0.42)
   Earnings (loss) from extraordinary item               --              --            0.58
                                               ------------    ------------    ------------
                                               ($      0.45)   ($      0.51)   $       0.16
                                               ============    ============    ============


The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      -----------------------------------------------------------------------
                                                      Common Stock Outstanding
                                                          $.10 par value             Additional
                                                      -------------------------       Paid-in      Accumulated     Unearned
                                                       Shares         Amount          Capital        Deficit     Compensation
                                                      ---------    ------------    ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1993                          3,932,780    $    393,278    $ 41,878,574   ($12,458,083)   $         --

   Retirement of fractional shares received from
       prior reverse stock split                             (4)             (1)              1             --              --

   Net earnings for the year                                 --              --              --        625,579              --
                                                      ---------    ------------    ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1994                          3,932,776         393,277      41,878,575    (11,832,504)             --

   Retirement of fractional shares received from
       prior reverse stock split                             (7)             --              --             --              --

   Net loss for the year                                     --              --              --     (2,008,606)             --

   Dividends ($1.79 per share)                               --              --              --         (6,257)             --

   Issuance of restricted stock                          15,000           1,500          56,550             --         (38,700)
                                                      ---------    ------------    ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1995                          3,947,769         394,777      41,935,125    (13,847,367)        (38,700)

   Retirement of fractional shares received from
       prior reverse stock split                             (5)             --              --             --              --

   Net loss for the year                                     --              --              --     (1,762,713)             --

   Dividends on redeemable preferred
      stock  ($1.875 per share)                              --              --              --        (19,705)             --

   Issuance of restricted stock                              --              --              --             --          19,350

   Purchase of common stock for treasury                (65,500)             --              --             --              --
                                                      ---------    ------------    ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1996                          3,882,264    $    394,777    $ 41,935,125   $(15,629,785)   $    (19,350)
                                                      =========    ============    ============   ============    ============

                                                      -----------------------------
                                                        Treasury
                                                         Stock            TOTAL
                                                       ------------    ------------
BALANCE AT DECEMBER 31, 1993                           $        --     $ 29,813,769

   Retirement of fractional shares received from
       prior reverse stock split                                 --              --

   Net earnings for the year                                     --         625,579
                                                       ------------    ------------
BALANCE AT DECEMBER 31, 1994                                     --      30,439,348

   Retirement of fractional shares received from
       prior reverse stock split                                 --              --

   Net loss for the year                                         --      (2,008,606)

   Dividends ($1.79 per share)                                   --          (6,257)

   Issuance of restricted stock                                  --          19,350
                                                       ------------    ------------
BALANCE AT DECEMBER 31, 1995                                     --      28,443,835

   Retirement of fractional shares received from
       prior reverse stock split                                 --              --

   Net loss for the year                                         --      (1,762,713)

   Dividends on redeemable preferred
      stock  ($1.875 per share)                                  --         (19,705)

   Issuance of restricted stock                                  --          19,350

   Purchase of common stock for treasury                   (118,722)       (118,722)
                                                       ------------    ------------
BALANCE AT DECEMBER 31, 1996                           $   (118,722)   $ 26,562,045
                                                       ============    ============

The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                            STATEMENTS OF CASH FLOWS

                         For the years ended December 31

                                                                 1996           1995             1994
                                                                ---------     ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                           $(1,762,713)   $(2,008,606)   $   625,579
Adjustment to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
      Depreciation                                              1,025,799        907,718        783,168
      Amortization of intangibles                                 906,846        868,692        874,101
      Deferred income taxes (benefits)                           (138,805)    (1,975,000)      (719,558)
      Stock compensation                                           19,350         19,350             --
      Change in assets and liablities:
           Decrease in accounts receivable                      1,270,433        572,735         33,351
           (Increase) decrease in accounts receivable-other       551,818       (728,089)       (82,013)
           (Increase) decrease in inventories                     807,863        114,903       (489,834)
           (Increase) decrease in prepaid expenses               (103,839)       181,664       (217,353)
           (Increase) decrease in refundable income taxes          59,063     (1,082,181)       801,885
           Increase in other assets                                (7,337)       (26,144)       (48,291)
           Increase (decrease) in accounts payable             (2,690,647)       925,001       (895,829)
           Increase (decrease) in accrued liabilities            (525,047)      (419,824)     1,070,197
                                                                ---------     ----------      ---------
               Total adjustments                                1,175,497       (641,175)     1,109,824
                                                                ---------     ----------      ---------
                    Net cash (used in) provided by               (587,216)    (2,649,781)     1,735,403
                    operating activities



                                                        (CONTINUED ON NEXT PAGE)







        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                         For the years ended December 31

                                                                        1996            1995            1994
                                                                   ------------    ------------    ------------
        Net cash (used in) provided by operating activities
             (brought forward from previous page)                  $   (587,216)   $ (2,649,781)   $  1,735,403

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                              --          39,966              --
   Expenditures for property and equipment - net                       (155,621)     (3,685,351)       (611,797)
   Expenditures related to fire damage                                       --              --        (663,179)
   Proceeds from insurance claim, net of cash gain                           --              --       4,971,660
   Purchase of product formulations and license agreement              (400,300)             --              --
                                                                   ------------    ------------    ------------
          Net cash (used in) provided by investing activities          (555,921)     (3,645,385)      3,696,684

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of redeemable preferred stock                          --         350,000              --
   Redemption of redeemable preferred stock                            (350,000)             --              --
   Dividends paid on redeemable preferred stock                         (19,705)             --              --
   Payments on long-term obligations                                   (134,503)         (2,371)         (1,753)
   Proceeds from note payable, net of deferred financing costs        1,688,368         913,750              --
   Proceeds from issuance of short-term debt                          8,500,265              --              --
   Payments on short-term debt                                      (10,121,882)             --              --
   Proceeds from sale of convertible subordinated debentures,
      net of deferred financing costs                                 3,723,373              --              --
   Purchase of common stock for treasury                               (118,722)             --              --
   Proceeds on revolver                                              37,041,248      11,965,000      12,167,000
   Payments on revolver                                             (38,897,902)     (6,945,000)    (17,615,000)
                                                                   ------------    ------------    ------------
          Net cash provided by (used in) by financing activities      1,310,540       6,281,379      (5,449,753)
                                                                   ------------    ------------    ------------
          NET INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                                    167,403         (13,787)        (17,666)

Cash and cash equivalents at beginning of year                            1,238          15,025          32,691
                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year                           $    168,641    $      1,238    $     15,025
                                                                   ============    ============    ============


        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Specialty Chemical Resources, Inc. (SCR, Inc.) formulates, blends, and packages pressurized specialty chemical products for sale to marketers, distributors, and retailers primarily throughout the United States. Its primary markets are the automotive and industrial maintenance and janitorial/sanitation markets.

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

     The estimated lives used in determining depreciation and amortization for financial reporting purposes are as follows:

                    Building ......................................................  20 years

                    Leasehold improvements.........................................  15 years

                    Office equipment and furniture................................. 7-10 years

                    Machinery and equipment........................................10-16 years

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     INTANGIBLES
     -----------

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of. This Statement requires that long-lived assets, including goodwill, held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. The projected amounts used in this computation are based upon management's best estimates utilizing information currently available. Inherent in these projections are estimates for which the ultimate outcome cannot be predicted with a high degree of certainty. Therefore, the actual results could materially differ from the projected amounts.

     Goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired is being amortized over 40 years and purchased product formulations are being amortized on a straight-line basis over 10 years. All research and development costs are being expensed as incurred.

     Deferred financing costs are related to the new bank debt and the issuance of the convertible subordinated debentures. These costs are being amortized on a straight-line basis over 3 and 10 years, respectively.

     Accumulated amortization for intangibles amounted to approximately $6,877,000 and $5,970,000 for the years ended December 31, 1996 and 1995, respectively.

     INCOME TAXES
     ------------

     The Company utilizes the asset and liability method in accounting for income taxes. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     USE OF ESTIMATES
     ----------------

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

     Cash payments for interest amounted to $1,095,000, $687,000 and $556,000 in the years ended December 31, 1996, 1995 and 1994, respectively. Cash payments for income taxes amounted to $75,000, $79,000 and $228,000 for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, the Company also accrued $50,000 of interest on convertible subordinated debentures due 2006. During 1995, the Company accrued $6,257 of preferred stock dividends and issued $58,050 of restricted stock to an employee.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures About Fair Value of Financial Instruments, requires disclosure of estimated fair value of an entity's financial instrument assets and liabilities. At December 31, 1996, the following assumptions were used to estimate the fair value of the Company's financial instruments for which it is practicable to estimate that value. The carrying amount of "Cash and cash equivalents" and "Receivables - other" approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's "Long-term obligations" approximates fair value. Fair value is estimated based upon borrowing rates currently available to the Company for obligations with similar terms and maturity dates.

     NEWLY ISSUED ACCOUNTING STANDARDS
     ---------------------------------

     In February 1997, the FASB adopted SFAS No. 128, Earnings Per Share, which supersedes APB Opinion 15. The Statement simplifies current standards by eliminating the presentation of primary EPS and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution and requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement. This Statement also eliminates the modified treasury stock method of computing potential common shares.

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     NEWLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
     ---------------------------------------------

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is NOT permitted. On adoption, restatement of all prior-period EPS data presented is required. The Company does not expect the effect of its adoption of SFAS No. 128 to be material.

NOTE B - INVENTORIES

     Inventories consist of the following at:

                                         ===============================
                                             DECEMBER 31,
                                         -------------------------------
                                               1996                 1995
                                         -------------------------------
Raw materials                            $3,663,804           $4,111,440
Finished goods                            2,890,674            3,323,426
                                         -------------------------------
                                          6,554,478            7,434,866
Less excess of FIFO over LIFO cost          645,031              717,556
                                         ===============================
                                         $5,909,447           $6,717,310
                                         ===============================

     Had the Company historically followed the FIFO cost method for raw material inventories, the net loss for the years ended December 31, 1996 and 1995 would have increased by approximately $44,000 and decreased by approximately $79,000, respectively. The net earnings for the year ended December 31, 1994 would have increased by approximately $8,000.

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE C - LONG-TERM DEBT

    Long-term debt consists of the following at:

                                           =================================
                                                     DECEMBER 31,
                                           ---------------------------------
                                              1996                   1995
                                           ---------------------------------
Revolver                                   $ 6,041,729            $9,520,000
Term loan - bank                             1,710,000               913,750
Mortgage loan - bank                           871,944                     -
6% Convertible subordinated debentures       4,050,000                     -
Other                                            7,179                 9,876
                                           ---------------------------------
                                            12,680,852            10,443,626
Less current portion                           434,733                44,500
                                           =================================
                                           $12,246,119           $10,399,126
                                           =================================

     During September 1996, the Company terminated its revolving credit agreement with a bank and entered into a $12,000,000 financing agreement with a new bank. The new credit facility is comprised of a revolving loan and a term loan. The maximum borrowings under the revolving facility are pursuant to a formula based upon the amount of the Company's receivables and inventory and is payable on December 31, 1998. In addition, the bank can reduce the maximum borrowings under the revolver by establishing an environmental compliance reserve in certain circumstances. No compliance reserves have been required as of December 31, 1996. Borrowings are collateralized by substantially all of the Company's assets and interest is payable monthly at the bank's prime rate (8.25% at December 31, 1996) plus 1-1/2%. The interest rate charged by the bank can be reduced to the prime rate based upon the Company meeting certain performance measures. As of December 31, 1996, approximately $3,158,000 was unused and available under the revolver.

     The term loan portion of the credit facility consists of a $1,800,000 installment note dated September 18, 1996. Principal is payable in sixty monthly installments of $30,000 and began on October 1, 1996. As of December 31, 1996, the Company had $1,710,000 remaining on the note. The borrowing is collateralized by the Company's machinery and equipment. Interest is payable monthly at the same rate as the revolving loan. Under the terms of the credit facility, the Company is required to comply with various covenants, the most restrictive of which relate to maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures, and restrictions on distributions from the Company to its stockholders.

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE C - LONG-TERM DEBT - CONTINUED

     The mortgage note consists of a $1,075,000 installment note dated October 6, 1995. Monthly principal payments of approximately $6,000 began on June 1, 1996, with the balance due on February 1, 1998. As of December 31, 1996, the Company had $871,944 remaining on the note. The borrowing is collateralized by a warehouse which serves as the Company's distribution center. Interest is payable monthly at an annual rate of 1/4% over the bank's prime rate.

     The 6% convertible subordinated debentures, due October 15, 2006, are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $1.50 per share. Each $100 principal amount of the debentures is convertible into 66.67 shares of common stock at any time after December 31, 2001, or under certain circumstances, if there is a change in control (as defined) of the Company. Subsequent to October 15, 1999, the debentures are redeemable at the option of the Company, in whole or in part, initially at 110%, and thereafter at prices declining to 100% at October 15, 2004, together with accrued interest. The debentures are subordinated to all senior debt of the Company. The proceeds were used to repay a portion of the Company's indebtedness and to repurchase all of its outstanding redeemable preferred stock from a major shareholder (note F). Interest accrues semi-annually and is due upon maturity of the debentures.

    Aggregate maturities of long-term debt at December 31, 1996 are as follows:

              1997                               $    434,733
              1998                                  8,195,495
              1999                                        624
              2000                                        -
              2001                                        -
              Thereafter                            4,050,000
                                                  -----------

                                                  $12,680,852
                                                  ===========

NOTE D - COMMITMENTS AND CONTINGENCIES

     Certain operations of the Company are conducted in leased facilities under noncancellable operating leases which expire at various dates through 2005. One of the leases which relates to the manufacturing facility can be extended at the option of the Company to the year 2025.

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE D - COMMITMENTS AND CONTINGENCIES - CONTINUED

    The following table details scheduled minimum rental payments.

                                                                 RENTAL
                       YEAR ENDING DECEMBER 31,                COMMITMENT
                       ------------------------                ----------
                            1997                               $   310,215
                            1998                                   271,835
                            1999                                   265,437
                            2000                                   265,437
                            2001                                   216,261
                            Thereafter                             792,956
                                                                -----------

                                                                $ 2,122,141
                                                                ===========

     Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $348,000, $512,000 and $606,000, respectively.

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

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE D - COMMITMENTS AND CONTINGENCIES - CONTINUED

     On May 17, 1994, the Ohio EPA approved the revised closure plan which included unilateral modifications as deemed necessary by the Ohio EPA. On June 17, 1994, the Company appealed the Ohio EPA's action on the grounds that the unilateral modifications were unreasonable and unlawful. On January 6, 1995, the Company and the State of Ohio entered into a settlement agreement, which resulted in a termination of the Company's appeal of this matter before the Environmental Board of Review. On May 3, 1995, the Ohio EPA issued a supplemental closure plan approval letter that established certain deadlines with regard to the Company's implementation of a Groundwater Extraction and Treatment System, a Soil Vapor Extraction System, and certain other closure plan tasks. On December 9, 1996, the Company revised its estimate to address closure costs at the Macedonia facility. Based on estimates of closure costs received from the Company's environmental consultant, the revised total closure costs are estimated at approximately $1,291,000. As of December 31, 1996, $1,178,000 of closure costs were expended, of which $792,000 was received from both escrow funds and an Ohio EPA Trust Account (the Trust). The escrow funds and trust funds were deposited by previous owners. During 1996, the Company received $621,000 from the Trust for reimbursement of expenditures; in addition it has requested approximately $258,000 from the Trust for reimbursement of EPA expenditures and has recorded this amount as an Account Receivable - Other on the December 31, 1996 balance sheet. As of December 31, 1996, the Trust contained approximately $329,000. The Company believes that the expenditures for which reimbursement has been requested are in accordance with the closure activities contemplated by the Trust requirements. While the Company is not aware of any reason that it would not receive reimbursement for these expenditures, the Ohio EPA has discretion in responding to the Company's request.

     If the remediation techniques proposed in the closure plan are not successful, or if supplemental or alternative technologies are required to be used, then the Company may incur costs in excess of the $1,291,000 closure cost estimate. The Company believes, based on discussions with its technical consultants, that the cost of additional testing and operation of the proposed remedial systems will be approximately $150,000 and that the costs of the supplemental or alternative cleanup measures, if determined to be necessary, would not exceed $2,000,000.

     On January 31, 1997, the Company received a Notice of Violation (NOV) from the Ohio EPA in association with an inspection conducted by the Ohio EPA in June 1996 regarding the operations at the Macedonia facility. At this time, the Company does not know whether these violations had, in fact, occurred or for what time period the alleged violations lasted. A number of the alleged violations will be addressed by the completion of closure activities described above. Other violations will be addressed through negotiations with the Ohio EPA. At this time, the Ohio EPA has not stipulated any penalties, nor can it be predicted whether the Ohio EPA will seek penalties or to what extent those penalties will aggregate.

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE D - COMMITMENTS AND CONTINGENCIES - CONTINUED

     The Company was also a defendant in two product liability lawsuits. Both of these suits were defended by the Company's insurance carrier and were settled by the insurance company within the limits of the insurance coverage. In one of these cases, Court approval and completion of necessary paperwork is expected by the end of May 1997. In the second case, the Court has approved the settlement. By virtue of the settlement, all cross-claims by a co-defendant against the Company have been extinguished except for an implied indemnity claim by the co-defendant. The Company denies any and all liability to the co-defendant and will continue to vigorously defend against that claim. Settlement discussions between the co-defendant and the plaintiff's attorney have resulted in a settlement of plaintiff's claim against the co-defendant.

NOTE E - EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401(k) profit-sharing plan (the
     Plan) covering certain salaried employees with one year of credited service. The Company's profit-sharing contributions are at the discretion of the Board of Directors and are credited to each participant's account based on a percentage of gross compensation subject to a maximum contribution for each participant. The Company is also required under the 401(k) provisions to match employee contributions equal to 50% of each such participant's deferred compensation up to a maximum of 4% of the participant's annual compensation. Contributions by the Company under the 401(k) provisions for 1996, 1995 and 1994 were approximately $48,000, $51,700 and $35,400, respectively. The Company did not make any profit-sharing contributions to the Plan for the years ended December 31, 1996, 1995 and 1994.

     The Company has a Retirement Savings Trust and Plan covering full-time hourly employees who have completed six months of service. The Company's contributions are made on an annual basis and are credited to each participant's account at an amount equal to 13 cents per hour of compensation (maximum of 48 hours per week). In addition, qualified employees are eligible to make voluntary contributions to the Retirement Savings Trust and Plan which are fully vested and nonforfeitable. Contributions by the Company for the years ended December 31, 1996, 1995 and 1994 approximated $34,500, $35,200 and $36,700, respectively.

NOTE F - REDEEMABLE PREFERRED STOCK

     During 1995, the Company designated 3,500 shares of its previously authorized 2,000,000 preferred shares as cumulative, convertible preferred stock. On October 6, 1995, the Company issued 3,500 shares of cumulative, convertible preferred stock to an officer/director at a $100 per share price, which aggregated to $350,000. The cumulative, convertible preferred stock pays quarterly dividends of $1.875 per share. On October 16, 1996, the Company redeemed all of its 3,500 shares of redeemable preferred stock for $350,000 from the proceeds received in conjunction with the convertible subordinated debentures (note C).

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE G - STOCKHOLDERS' EQUITY

     On July 25, 1995, the Company entered into a Restricted Stock Award Agreement with a key employee for 15,000 shares of common stock. Upon the issuance of the certificates for the shares, the employee has the rights of a stockholder, including the right to vote the shares and to receive dividends. The certificates, along with an executed stock power, are being held by the Company in its control for the account of the employee until the restrictions lapse. The restrictions call for forfeiture of the remaining restricted shares and include selling or otherwise disposing of the shares and termination, under certain circumstances, of employment. The Company charged $19,350 to compensation expense and distributed one-third (1/3) of the shares to the employee annually for 1996 and 1995. The remaining shares, if not forfeited, will be distributed on July 25, 1997, at which time the restrictions will lapse. The value of the shares under restriction at December 31, 1995 were charged to equity as unearned compensation and are being amortized to operations over the remaining life of the agreement.

     In December 1996, the Board of Directors authorized the Company to redeem shares of its common stock at the open market price. On December 20, 1996, the Company redeemed into treasury, 65,500 common shares at $1.8125 per share at an aggregate cost of $118,722, including expenses.

     The Company has a Nonqualified and Incentive Stock Option Plan (the Plan) under which 650,000 shares of common stock have been reserved. The Plan provides for grants to officers and key employees of the Company of both nonqualified and incentive stock options. The exercise price for options granted under the Plan must be at least equal to fair market value of the shares on the date of grant. The Plan will terminate in January 1999 but will not affect any outstanding options previously granted. Such options granted may be exercised after one year from the date of grant for not more than one-third of the shares originally subject to the option and an additional one-third for each of the two years thereafter. The options granted under the Plan expire five years from the date of grant. As of December 31, 1996, no incentive stock options have been granted.

     The Company also has an Outside Directors' Stock Option Plan (Directors'
     Plan) under which 150,000 shares of common stock have been reserved. Under the Directors' Plan, each outside director will be granted an option to purchase 10,000 shares of common stock and an additional option to purchase 5,000 shares of common stock every two years thereafter as long as the individual remains on the Company's Board of Directors and remains an "outside" director. The exercise price for options granted shall be the fair market value of the shares on the date of grant. Directors vest in their options in 25% annual increments commencing one year after the date of grant. Options granted, to the extent the director has vested, shall be exercisable for a term of ten years from the date of grant. In addition, the Directors' Plan calls for the exercising of options by directors within seven months after their termination and by their beneficiaries within one year after their death. The Directors' Plan will terminate in January 1999 but will not affect any outstanding options previously granted.

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994



NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

     Transactions for both stock option plan are as follows:

                                            1996                       1995                            1994
                                  -------------------------  ----------------------------   -------------------------------
                                                Weighted                      Weighted                         Weighted
                                                 Average                       Average                          Average
                                  Shares     Exercise Price  Shares         Exercise Price  Shares           Exercise Price
                                  ------     --------------  ------         --------------  ------           --------------
Outstanding -
  beginning of year              545,428          $6.14      405,715            $7.82       341,786              $8.76
     Granted                      50,000          $1.70      236,570            $3.59       105,500              $4.79
     Exercised                         -          $   -            -            $   -             -              $   -
     Cancelled                   (28,037)         $3.85      (96,857)           $6.95       (41,571)             $7.92
                                 -------                     -------                        -------
Outstanding -
   end of year                   567,391          $5.86      545,428            $6.14       405,715              $7.82
                                 =======                     =======                        =======
Exercisable at end of year       347,583          $7.48      249,024            $8.80       174,547              $9.15
                                 =======                     =======                        =======
Available for grant              232,609                     254,572                        394,285
                                 =======                     =======                        =======

Weighted average fair value
   of options granted
   during the year                 $1.23                       $1.88                        N/A

                                                -----------------------------------------    ---------------------------
                                                             Outstanding                              Exercisable
                                                -----------------------------------------    ---------------------------
                                                             Weighted-
                                                              Average
                                                              Remaining      Weighted-                       Weighted-
        Range of                                             Contractual      Average                         Average
    Exercise Prices                              Shares          Life      Exercise Price    Shares        Exercise Price
     -------------                              -------          ---       --------------    ------        --------------
     $1.625 - 1.813                              50,000          8.4            $1.70             -              $   -
     $3.375 - 4.06                              215,963          3.5            $3.61        69,485              $3.61
      $4.50 - 6.38                              126,428          2.6            $5.52       103,098              $5.57
     $10.00 - 10.50                             175,000          1.3           $10.07       175,000             $10.07
                                                -------
                                                567,391
                                                =======

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

     Both of the Company's stock option plans are accounted for under APB Opinion 25 and related Interpretations. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net loss and loss per share would have been increased to the proforma amounts indicated below.

                                                                    ===================================
                                                                        1996                  1995
                                                                    -----------------------------------
Net (loss)                                As reported               $(1,762,713)           $(2,008,606)
                                          Pro forma                 $(1,919,713)           $(2,114,606)

Primary (loss) per share                  As reported                 $(0.45)                $(0.51)
                                          Pro forma                   $(0.49)                $(0.54)



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: expected volatility of 61 and 50 percent; risk-free interest rates of 6.34 and 6.59 percent; expected lives of 4 and 3 years; and no dividend payments.

NOTE H - RESTRUCTURING CHARGES

     In the fourth quarter of 1994, the Company's Board of Directors approved a plan to reduce the Company's cost structure and to improve operations through the consolidation of facilities and reductions in the number of employees.

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE H - RESTRUCTURING CHARGES - CONTINUED

     The Company accrued $941,000 of restructuring charges at December 31, 1994. The actual costs related to the restructuring are comprised of the following: $148,000 related to the abandonment of leasehold improvements and lease termination costs; $468,000 for the abandonment of certain property and equipment; $260,000 related to the discontinuation of a product line and $65,000 for employee termination benefits. During 1994, the Company has also expended approximately $13,000 for employee termination benefits under the Plan.

NOTE I - INCOME TAXES

     As of December 31, 1996, the Company had approximately $9,686,000 of net operating loss and $51,000 of investment tax credit carryforwards. However, due to a change in ownership during 1992, the Company has an annual limitation of approximately $850,000 in the utilization of its net operating loss and investment tax credit carryforwards. In addition, due to losses in 1996 and 1995 and the realization in 1994 of built-in gains, approximately $7,300,000 of the carryforwards may be utilized beyond the current annual limitation to offset future taxable income. The net operating loss carryforward and investment tax credit carryforwards, to the extent unused, will expire as follows:

                                            ==========================================
                                                 NET OPERATING          INVESTMENT TAX
                                                          LOSS                  CREDIT
                                            ------------------------------------------
            YEAR ENDING
           DECEMBER 31,
        ------------------
               1997                                 $       --                 $47,000
               1998                                         --                   3,000
               1999                                  3,079,000                      --
               2000                                  2,477,000                   1,000
               2001                                    919,000                      --
               2003                                      1,000                      --
               2004                                    139,000                      --
               2010                                  1,383,000                      --
               2011                                  1,688,000                      --
                                            ==========================================
                                                    $9,686,000                 $51,000
                                            ==========================================

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE I - INCOME TAXES -- CONTINUED

     The above-mentioned carryforwards gave rise to deferred tax assets of approximately $3.8 million, $3.2 million and $2.6 million at December 31, 1996, 1995 and 1994, respectively. Due to the uncertainty of the ultimate realization of a portion of the deferred tax asset, a valuation allowance in the amounts of $2 million, $1.3 million and $2.6 million was recorded by the Company for the years ended December 31, 1996, 1995 and 1994, respectively. The net change in the valuation allowances for 1996, 1995 and 1994 was $.7 million, $(1.3) million, and $.5 million, respectively.

     The asset recognition for 1996 is based principally on the recognition of the portion of net operating loss carryforwards which are not limited as to their use. These net operating loss carryforwards offset the deferred tax credits that are scheduled to reverse in the carryforward period. Therefore, the Company has reduced the valuation allowance related to this offset.

     The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate for 1996, 1995 and 1994 due primarily to amortization of goodwill and the recognition of net operating loss carryforwards.

     Deferred tax (assets) liabilities are as follows:

                                   ==========================
                                          DECEMBER 31,
                                   --------------------------
                                       1996           1995
                                   --------------------------
Depreciation                       $ 1,441,000    $ 1,341,000

Amortization of product
  formulation costs                    260,000        365,000

Accounts receivable allowance          (41,000)      (138,000)

Excess of book inventory over
  tax inventory                        171,000        346,000
Other                                  (31,000)       124,805

Net operating loss carryforwards    (3,800,000)    (3,200,000)

Valuation allowance                  2,000,000      1,300,000
                                   ==========================
                                   $        --    $   138,805
                                   ==========================

                       Specialty Chemical Resources, Inc.

                        December 31, 1996, 1995 and 1994

NOTE I - INCOME TAXES -- CONTINUED

     The income tax benefit of $127,600 for the year ended December 31, 1996 consists of approximately $11,000 of current federal income taxes and approximately $138,600 of deferred tax benefits. The income tax benefit of $2,981,000 for the year ended December 31, 1995 consists of approximately $1,006,000 of current refundable federal income taxes and approximately $1,975,000 of deferred tax benefits. The income tax provision of $320,000 for the year ended December 31, 1994 consists principally of $1,040,000 of current federal income taxes and $720,000 of deferred tax benefits.

NOTE J - EARNINGS (LOSS) PER SHARE OF COMMON STOCK

     Net earnings (loss) per share of common stock has been computed based upon the weighted average number of common shares and common share equivalents outstanding for each year as follows: 3,945,618 for the year ended December 31, 1996, 3,939,348 for the year ended December 31, 1995 and 3,935,431 for the year ended December 31, 1994. Common share equivalents include dilutive employee stock options, cumulative convertible preferred stock and the shares exercisable under the common stock warrants (less the number of treasury shares assumed to be repurchased).

NOTE K - INSURANCE CLAIM

     During 1992, a portion of the Macedonia, Ohio plant, machinery and equipment, and inventory was damaged by a non-chemical fire. The Company carried (and continues to carry) replacement cost insurance and business interruption insurance and had notified the insurance company. The Company had incurred various expenditures related to the repair and restoration of the fire damaged property as well as business interruption costs. The replacement cost portion of the claim for property and restoration costs has been settled with the insurance company for approximately $7.6 million, of which final payment of $1.8 million was received during 1994. The business interruption portion of the claim for reimbursement of expenses incurred and lost sales experienced was settled with the insurance company for approximately $8.1 million, of which final payment of $6.6 million was received during 1994.

     During 1994, in conjunction with the fire, the Company recorded an extraordinary gain of $2,265,000, net of taxes related to the insurance replacement value of machinery and equipment.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                  ON SCHEDULES

Stockholders of
SPECIALTY CHEMICAL RESOURCES, INC.

In connection with our audit of the financial statements of Specialty Chemical Resources, Inc. referred to in our report dated February 7, 1997, we have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                        GRANT THORNTON LLP

Cleveland, Ohio
February 7, 1997

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       SPECIALTY CHEMICAL RESOURCES, INC.

              For the years ended December 31, 1996, 1995 and 1994

                    Column A           Column B      Column C                     Column D     Column E
                                                     --------------------------
                                                             Additions
                                                     --------------------------
                                       Balance at    Charged to                                Balance at
                                       Beginning of  Costs and     Charged to                    End of
   Year           Description            Period       Expenses    Other Accounts  Deductions     Period
 -------       -----------------       ------------  ---------    --------------  ----------   -----------
   1994          Allowance for
               doubtful accounts         $113,000     $120,300      $        -    ($110,300)    $123,000

   1995          Allowance for
               doubtful accounts         $123,000     $260,400      $        -     ($38,400)    $345,000

   1996          Allowance for
               doubtful accounts         $345,000      $65,000      $        -    ($308,000)    $102,000

                                INDEX TO EXHIBITS

Exhibit                                                                    Page
Number
------
Number
------

3.01      The Amended and Restated Bylaws of the Company were filed as Exhibit
          3.03 to the Company's Form S-1 Registration Statement (Registration
          No. 2-78134) and are incorporated herein by reference................

3.02 The Restated Certificate of Incorporation of the Company was filed as an exhibit to Company's Second Modified Plan of Reorganization which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K
          dated December 9, 1986, and is incorporated herein by reference......

3.03 Amendment, effective December 12, 1991, to the Company's Restated Certificate of Incorporation was filed as Exhibit 3.03 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1991 and is incorporated herein by reference.........................

3.04 Amendment, effective February 26, 1992, to the Company's Restated Certificate of Incorporation was filed as Exhibit 3.04 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1991 and is incorporated herein by reference.........................

3.05      The Amended and Restated Bylaws of the Company were filed as Exhibit
          3.01 to the Company's Form 8-K on June 8, 1995 and are incorporated by reference herein......................................................

4.01 Specimen Stock Certificate of the Company was filed as Exhibit 4.5 to the Company's Registration Statement on Form S-2, File No. 33-43092,
          and is incorporated herein by reference...............................

4.02 Open ended mortgage note dated October 6, 1995 between the Company and National City Bank, was filed as Exhibit 4.08 to the Company's Form 10-K for the year ended December 31, 1995 and is incorporated by herein by reference..................................................

4.03 Indenture Agreement between the Company and Bank One, N.A. dated October 15, 1996 was filed as Exhibit 4.1 to the Company's Form 10-Q for its quarter ended September 30, 1996 and is incorporated by reference herein.
          ......................................................................

4.04 The Credit Agreement between the Company and Star Bank, N.A. dated September 18, 1996 was filed as an exhibit to the Company's current Form 8-K, dated September 23, 1996 an is incorporated by reference herein................................................................

4.05 Indemnification Agreement between the Company and Martin Trust and CEW Partners dated August 30, 1996 was filed as Exhibit 4.5 to the Company's Registration Statement (Registration Number 333-09879) and
          is incorporated by reference herein..................................

10.01 Lease between ASI and 9150 Group, dated September 30, 1977 and amended January 1, 1989 was filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended January 1, 1989 and is incorporated herein by reference.....................................

10.02 Lease between ASI and 9150 Group, dated September 25, 1977 and amended January 1, 1989, was filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended January 1, 1989 and is incorporated herein by reference......................................

l0.03 1989 Non-Qualified and Incentive Stock Option Plan of the Company was filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended January 1, 1989 and is incorporated herein by reference

                                      -EX 1

Exhibit                                                                    Page

Number
------
Number
------

10.04 Form of option agreement pursuant to 1989 Incentive Stock Option Plan of the Company was filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended January l, 1989 and is incorporated herein by reference.....................................

10.05     1989 Outside Directors' Stock Option Plan of the Company was filed as
          Exhibit 10.5 to the Company's Registration Statement on Form S-2, File
          No. 33-43092 and is incorporated by reference herein.................

10.06 First Amendment to 1989 Non-Qualified and Incentive Stock Option Plan of the Company, adopted October 3, 1991, was filed as Exhibit 10.12 to the Company's Registration Statement on Form S-2, File No. 33-43092
          and is incorporated by reference herein..............................

10.07 Second Amendment to 1989 Non-Qualified and Incentive Stock Option Plan of the Company, dated February 26, 1992, was filed as Exhibit 10.12 to the Company's Registration Statement on Form S-2, File No. 33-43092
          and is incorporated by reference herein..............................

10.08 First Amendment to 1989 Outside Directors' Stock Option Plan of the Company, adopted October 3, 1991, was filed as 10.9 to the Company's Registration Statement on Form S-2, File No. 33-43092 and is
          incorporated by reference herein.....................................

10.09 Second Amendment to the 1989 Outside Directors' Stock Option Plan, dated February 26, 1992, was filed as Exhibit 10.13 to the Company's Registration Statement on Form S-2, File No. 33-43092 and is
          incorporated by reference herein.....................................

10.10 Agreement between ASI and Teamsters Local Union No. 416, dated November 17, 1993 and effective as of August 15, 1993 was filed as exhibit 10.10 on the Company's annual report on for the year ended December 31, 1993 and is incorporated by reference herein

10.11 Agreement between ASI and Teamsters Local Union No. 416, dated January 12, 1992, and effective as of December 23, 1991 was filed as Exhibit
          10.11 to the Company's Registration Statement on Form S-2, File No. 33- 43092 and is incorporated by reference herein

10.12 Lease between ASI and Dutton Company, dated October 7, 1987 as amended May 4, 1989, was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 2-78134, and is incorporated herein by reference

10.13 Lease amendment between Specialty Chemical Resources, Inc. (assignee of ASI) and the 9150 Group dated July 25, 1994

10.14 Agreement between ASI and Teamsters Union Local No. 416 dated May 1, 1995 and effective as of December 16, 1994 was filed as Exhibit 10.14 on the Company's Form 10-Q for the quarter ended March 31, 1995 and is incorporated by reference herein

10.15 Restricted Stock Award Agreement dated July 25, 1995 between the Company and John H. Ehlert was filed as Exhibit 10.15 on the company's Annual Report on Form 10-K for the year ended December 31, 1995

10.16 Agreement of Settlement and Release, dated as of July 21, 1995, among the Company, the Directors, the Committee and the individual members of the Committee was filed as Exhibit 10.01 to the Company's Form 8-K on July 8, 1995 and is incorporated by reference herein

23.00     Independent Auditor's Report

27.00     Financial Data Schedule

                                     -Ex 2-