Form 10-Q
period 1997-03-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1997-05-02
CIK 703645

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                    FORM 10-Q
                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the quarter ended March 31, 1997            Commission file number 1-11013


                       SPECIALTY CHEMICAL RESOURCES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                34-1366838
             --------                                ----------
     (State of incorporation)                 (I.R.S. Employer I.D. No.)

      9100 Valley View Road, Macedonia, Ohio               44056
      --------------------------------------               -----
    (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (216) 468-1380
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

         The number of outstanding shares of the registrant's common stock as of April 18, 1997 was 3,882,099. The registrant has no other class of stock outstanding.

--------------------------------------------------------------------------------
                                  Page 1 of 11
--------------------------------------------------------------------------------

                       Specialty Chemical Resources, Inc.

                                    Form 10-Q

                      For the quarter ended March 31, 1997

                                      Index

Part I    Financial Information                                           Page

       Item 1.        Financial Statements.................................. 3

                      Condensed Balance Sheets............................ 3-4

                      Condensed Statements of Operations, 3 Months.......... 5

                      Condensed Statements of Cash Flows, 3 Months.......... 6

                      Notes to Financial Statements......................... 7

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...... 8-10

Part II Other Information

       Item 1.        Legal Proceedings.................................... 10

       Item 6.        Exhibits & Reports on Form 8-K....................... 10

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets

                                               March 31, 1997    December 31, 1996
                                                (Unaudited)          (Audited)
                                               --------------    -----------------

Current assets
  Cash and cash equivalents                         134,414        $    168,641
  Accounts Receivables                            4,922,768           4,697,128
  Receivable - other                                523,215             509,231
  Inventories - LIFO                              6,209,682           5,909,447
  Prepaid expenses                                  254,510             305,259
  Refundable Income Taxes                               -             1,075,016
                                               ------------        ------------
      Total current assets                       12,044,589          12,664,722


Property, plant and equipment
    At cost                                      14,348,628          14,284,234
    Less accumulated depreciation
     and amortization                            (4,711,577)         (4,451,017)
                                               ------------        ------------
                                                  9,637,051           9,833,217

Other assets
    Goodwill                                     21,040,795          21,197,875
    Other                                           233,272             227,572
                                               ------------        ------------
                                                 21,274,067          21,425,447
                                               ------------        ------------
         Total assets                          $ 42,955,707        $ 43,923,386
                                               ============        ============




See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets
                                   (continued)

                                               March 31, 1997    December 31, 1996
                                                 (Unaudited)        (Audited)
                                               --------------    -----------------

Current liabilities
    Current Maturities                          $    439,017       $    434,733
    Accounts payable                               3,549,164          4,004,870
    Accrued expenses                                 773,761            675,619
                                                ------------       ------------
         Total current liabilities                 4,761,942          5,115,222


Long-term obligations                             11,675,771         12,246,119


Stockholders' equity
    Preferred stock - $.01 par value;
         authorized 1,996,500 shares
    Common Stock - $.10 par value;
         authorized 13,000,000 shares;
         issued 3,947,764 and
         3,947,764 shares respectively               394,777            394,777
    Additional paid in capital                    41,935,125         41,935,125
    Less common stock in treasury,
         at cost; 65,500 shares                     (118,722)          (118,722)
Accumulated deficit                              (15,673,836)       (15,629,785)
Unearned compensation                                (19,350)           (19,350)
                                                ------------       ------------

                                                  26,517,994         26,562,045
                                                ------------       ------------

                                                $ 42,955,707       $ 43,923,386
                                                ============       ============







See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 3 month periods ended:

                                                March 31, 1997    March 31, 1996
                                                --------------    --------------

Net Sales                                       $ 10,197,079       $ 10,063,149

Cost of Goods Sold                                 8,168,782          8,599,388
                                                ------------       ------------

    Gross profit                                   2,028,297          1,463,761

Selling, general and administrative
    expenses                                       1,577,125          1,510,621
Amortization of intangibles                          258,961            217,173
                                                ------------       ------------

    Operating profit                                 192,211           (264,033)

Other (income) expense
    Interest expense                                 258,068            236,377
    Other                                            (21,806)               -
                                                ------------       ------------
                                                     236,262            236,377
                                                ------------       ------------
         Earnings (loss) before income
         taxes                                       (44,051)          (500,410)

Income taxes                                             -                  -
                                                ------------       ------------

         Earnings (loss)                        $    (44,051)      $   (500,410)
                                                ============       ============



Earnings (loss) per common share:               $       (.01)      $       (.13)


Weighted average shares outstanding                3,882,102          3,947,768



See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 3 month periods ended:

                                                 March 31, 1997    March 31, 1996
                                                 --------------    --------------


Net cash provided by
    operating activities                          $   758,112       $    75,154


Net cash (used) by
    investing activities                             (166,274)          (46,535)

Cash flows from financing activities:
    Payments on revolver                           (7,591,184)          (11,306)
    Proceeds from revolver                          6,965,119               -
                                                  -----------       -----------

         Net cash provided (used) by
         financing activities                        (626,065)          (11,306)
                                                  -----------       -----------

         Net increase (decrease) in cash
         and cash equivalents                         (34,227)           17,313

Cash and cash equivalents at
    beginning of period                               168,641             1,238
                                                  -----------       -----------

Cash and cash equivalents at end
    of period                                     $   134,414       $    18,551
                                                  ===========       ===========








See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                          Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

    The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (the Company) at December 31, 1996 and March 31, 1997 and the results of operations and cash flows for the interim periods ended March 31, 1997 and 1996.

    Any significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.

Note B - Inventories

    Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

    The Company's inventories consisted of the following at:

                                                    March 31,         December 3l,
                                                      1997               1996
                                                      ----               ----

Raw materials                                      $3,893,553         $3,663,804
Finished goods                                      2,961,160          2,890,674
                                                   ----------         ----------
     Total FIFO cost                                6,854,713          6,554,478

 Less: Excess of FIFO cost over
              LIFO                                    645,031            645,031
                                                   ----------         ----------
     Total LIFO cost                               $6,209,682         $5,909,447
                                                   ----------         ----------


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

                                                                    Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                                  1997              1996
                                                                  ----              ----
Net sales..................................................      100.0%            100.0%

Cost of goods sold.........................................       80.1%             85.5%
                                                                 ------            ------

    Gross profit...........................................       19.9%             14.5%

Selling, general and administrative expenses...............       15.5%             15.0%

    Operating profit.......................................        1.9%             (2.6%)

Interest expense...........................................       (2.5%)            (2.3%)


THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1996:

         Net sales of $10,197,000 for the three-month period ended March 31, 1997, were $134,000, or 1.3%, above the comparable period in the prior year. The increase was primarily due to sales of new, higher price automotive products, which more than offset a 4.8% volume reduction from the prior year. 1996 first quarter net sales included a large volume of lower margin business which the Company eliminated.

         Cost of goods sold decreased as a percentage of net sales from 85.5% to 80.1% for the three-month period ended March 31, 1997, as compared to the same period of the prior year. The decrease in the 1997 period is due to increased net sales discussed above and lower labor and overhead costs that resulted from cost reduction efforts during the last year. Cost of goods sold for the three-month period ended March 31, 1997, decreased by $430,000 as compared to the same period in the prior year. The decrease is due to decreased sales volume and lower labor and overhead costs.

         Selling, general and administrative expenses were $1,577,000 for the three-month period March 31, 1997, or 15.5% of net sales. Selling, general and administrative expenses were $1,511,000, or 15% of net sales for the same period in 1996. The increase in selling, general and administrative expense dollars is due to higher compensation costs.

         Interest expense for the three months ended March 31, 1997, was 2.5% of net sales versus 2.3% for the comparable period in the prior year. Interest expense was $258,000 for the three months ended March 31, 1997, an increase of $22,000 from the three months ended March 31, 1996. The increase is due to higher debt to support working capital requirements which include a lower accounts payable level to take advantage of discounts. The increase in interest expense was offset by payables discounts. See "Liquidity and Capital Resources".

         The Company experienced a net loss for the three months ended March 31, 1997, of $44,000, or $.01 per share on weighted average shares outstanding of 3,882,102. This compared to a net loss of $500,000, or $.13 per share on weighted average shares outstanding of 3,947,768 for the same period in the prior year.

Liquidity and Capital Resources

         As of March 31, 1997, the Company's ratio of current assets to current liabilities was 2.53 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was 1.17 to 1. In February 1997, the Company received a $1,075,000 tax refund, which was used to pay down long term debt under the Credit Agreement (described below).

         During the three months ended March 31, 1997, the Company incurred $258,000 in interest expense and made interest payments totaling $200,220. Accrued interest at March 31, 1997 was $66,000. Most of the Company's interest expense is related to the Company's Credit Agreement, and the $4,000,000 of 6% subordinated convertible debt, issued in October 1996.

         The Company is a borrower, through a credit agreement (the "Credit Agreement") that provides for a $12,000,000 facility which expires on December 31,1998, comprised of a revolving line of credit and a term loan. Borrowings under the Credit Agreement bear interest at the prime rate plus 1.5%, subject to decrease if certain ratios and financial tests are met.

         Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. As of March 31, 1997, approximately $2,588,000 was unused and available under the Credit Agreement.

         In addition to the Credit Agreement, the Company is a borrower on an installment note dated October 15, 1995. The borrowing is collateralized by a building which serves as the Company's distribution center. Interest is payable monthly at 1/4% over the bank's prime rate. As of March 31, 1997, the Company had $854,000 remaining on the note.

         The Company spent $64,000 on capital improvements during the period ended March 31, 1997. In addition, the Company expects to spend approximately $736,000 on capital improvements during the balance of the current fiscal year which are to be funded from operating cash flows and borrowings under the credit agreement. Under current business conditions, the Company expects no significant change in its liquidity position during the current fiscal year. However, the Company continues to explore growth opportunities by way of acquisition and product line expansions. Any required capital for these efforts would come from borrowings under the Credit Agreement or additional borrowings.

Part II - Other Information

Item 1. Legal Proceedings

         There have been no material changes in the status of legal proceedings pending against the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Specialty Chemical Resources, Inc.





         By:/s/ DAVID F. SPINK                                     May 2, 1997
            ------------------
              David F. Spink
              Vice President (Principal Financial
              and Accounting Officer)