Form 10-Q
period 1997-06-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1997-08-14
CIK 703645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


For the quarter ended June 30, 1997       Commission file number 1-11013


                       SPECIALTY CHEMICAL RESOURCES, INC.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter


                     Delaware                       34-1366838
              ----------------------         -----------------------
              State of incorporation         I.R.S. Employer I.D. No.


             9055 S. Freeway Drive;  Macedonia, Ohio 44056
             ---------------------------------------------
               Address of principal executive offices and zip code


                                 (216) 468-1380
               --------------------------------------------------
               Registrant's telephone number, including area code




     Indicate by a check mark whether the Registrant(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety(90) days. Yes  X   No.
                                                           ---     ---

     The number of outstanding shares of the Registrant's common stock as of July 30, 1997 was 3,882,264.



--------------------------------------------------------------------------------
---------------------------Page 1 of 15  ---------------------------------------

                       Specialty Chemical Resources, Inc.

                                    Form 10-Q

                       For the quarter ended June 30, 1997

                                      Index



Part I    Financial Information                                      Page


  Item 1.  Financial Statements.......................................3

           Condensed Balance Sheets...................................3

           Condensed Statements of Operations, 3 months...............5

           Condensed Statements of Operations, 6 months...............6

           Condensed Statements of Cash Flows, 3 months...............7

           Condensed Statements of Cash Flows, 6 months...............8

           Notes to Financial Statements..............................9


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............10


Part II.   Other Information

  Item 1.  Legal Proceedings.........................................13

  Item 4.  Submission of Matters to a Vote of Security Holders.......13

  Item 6.  Exhibits & Reports on Form 8-K............................14

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets



                                                 June 30, 1997     December 31, 1996
                                                  (Unaudited)          (Audited)
                                                 -------------     -----------------

Current assets
  Cash and cash equivalents                      $     42,609        $   168,641
  Accounts Receivables                              5,222,338          4,697,128
  Receivable - Other                                  445,109            509,231
  Inventories                                       9,205,613          5,909,447
  Prepaid expenses                                    377,476            305,259
  Refundable Income Taxes                                 -0-          1,075,016
                                                 ------------        -----------
        Total current assets                       15,293,145         12,664,722


Property, plant and equipment
 At cost                                           16,962,525         14,284,234
   Less accumulated depreciation
     and amortization                              (4,972,863)        (4,451,017)
                                                 ------------        -----------
                                                   11,989,662          9,833,217

Other assets
   Goodwill, other intangibles                     20,834,773         21,197,875
   Other                                              233,272            227,572
                                                 ------------        -----------
                                                   21,068,045         21,425,447
                                                 ------------        -----------


       Total assets                              $ 48,350,852        $43,923,386
                                                 ============        ===========





See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets
                                   (continued)


                                                June 30, 1997   December 31, 1996
                                                 (Unaudited)        (Audited)
                                                -------------   -----------------
Current liabilities

  Current Maturities                            $  2,242,852       $    434,733
  Accounts payable                                 3,777,952          4,004,870
  Accrued expenses                                   633,436            675,619
                                                ------------       ------------
      Total current liabilities                    6,654,240          5,115,222


Long-term obligations                             15,339,585         12,246,119




Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares
  Common Stock - $.10 par value;
    authorized 13,000,000 shares;
    issued and outstanding 3,947,764
    and 3,947,764                                    394,777            394,777
  Additional paid in capital                      41,935,125         41,935,125
  Less common stock in treasury,
     At cost; 65,500 shares                         (118,722)          (118,722)
  Accumulated deficit                            (15,834,803)       (15,629,785)
  Unearned Compensation                              (19,350)           (19,350)
                                                ------------       ------------

                                                  26,357,027         26,562,045
                                                ------------       ------------

                                                $ 48,350,852       $ 43,923,386
                                                ============       ============




See accompanying Notes to Financial Statements.

                    Specialty Chemical Resources, Inc.

                    Condensed Statements of Operations
                               (Unaudited)

                      For the 3 month periods ended:


                                               June 30, 1997      June 30, 1996
                                               -------------      -------------

Net Sales                                        $ 9,355,703        $ 9,345,913

Cost of Goods Sold                                 7,532,557          7,573,322
                                                 -----------        -----------
     Gross Profit                                  1,823,146          1,772,591

Selling, general and administrative
   expenses                                        1,414,414          1,471,194
Amortization of intangibles                          256,361            217,173
                                                 -----------        -----------
     Operating profit (loss)                         152,371             84,224


Other (income) expense
  Interest expense                                   341,109            272,612
  Other                                              (27,771)               -0-
                                                 -----------        -----------
                                                     313,338            272,612
                                                 -----------        -----------
     Earnings (loss) before income
     taxes                                          (160,967)          (188,388)


Income taxes                                             -0-                -0-
                                                 -----------        -----------

     Earnings (loss)                                (160,967)          (188,388)
                                                 ===========        ===========




Earnings (loss) per common share:                $      (.04)       $      (.05)


Weighted average shares outstanding                3,882,210          3,974,766





See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 6 month periods ended:


                                                      June 30, 1997     June 30, 1996
                                                      -------------     -------------

Net Sales                                               $19,552,782       $19,409,062

Cost of Goods Sold                                       15,701,339        16,158,116
                                                       ------------      ------------

     Gross profit                                         3,851,443         3,250,946

Selling, general and administrative
   expenses                                               2,991,539         2,996,409
Amortization of intangibles                                 515,322           434,346
                                                       ------------      ------------

    Operating profit (loss)                                 344,582          (179,809)

Other (income) expense
  Interest expense                                          599,177           508,989
  Other                                                     (49,577)              -0-
                                                       ------------      ------------
                                                            549,600           509,989
                                                       ------------      ------------
     Earnings (loss) before income
     taxes                                                 (205,018)         (688,798)


Income taxes (benefit)                                          -0-               -0-
                                                       ------------      ------------
     Earnings (loss)                                       (205,018)         (688,798)



Earnings (loss) per common share:                       $      (.05)      $      (.17)



Weighted average shares outstanding                       3,882,156         3,947,767






See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 3 month periods ended:


                                          June 30, 1997     June 30, 1996
                                          -------------     -------------


Net cash provided (used) by operating
  activities                               $  1,695,068      $    265,002

Cash flows from investing activities:
 Capital expenditures, other                   (409,523)          (21,969)
 Purchase of assets from Hysan Corp.         (6,785,000)              -0-
                                           ------------      ------------

      Net cash (used) by investing
       activities                            (7,194,523)           21,969

Cash flows from financing activities:
  Payments on revolver                      (15,098,316)      (15,768,762)
  Proceeds on revolver                       20,505,966        15,516,126
                                           ------------      ------------

       Net cash provided (used) by
         financing activities                 5,407,650          (252,636)
                                           ------------      ------------

       Net increase (decrease) in cash
         and cash equivalents                   (91,805)           (9,603)

Cash and cash equivalents at beginning
  of period                                     134,414            18,551
                                           ------------      ------------

Cash and cash equivalents at end
  of period                                $     42,609      $      8,948
                                           ============      ============





See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 6 month periods ended:


                                           June 30, 1997      June 30, 1996
                                           -------------      -------------


Net cash provided (used) by operating
  activities                               $  2,453,180      $    340,156

Cash flows from investing activities:

  Capital expenditures, other                  (575,797)          (68,504)
  Purchase of assets from Hysan Corp.        (6,785,000)              -0-
                                           ------------      ------------

       Net cash (used) by investing
         activities                          (7,360,797)          (68,504)

Cash flows from financing activities:
  Payments on revolver                      (22,689,500)      (15,780,068)
  Proceeds on revolver                       27,471,085        15,516,126
                                           ------------      ------------

       Net cash provided (used) by
        financing activities                  4,781,585          (263,942)
                                           ------------      ------------

       Net increase (decrease) in cash
         and cash equivalents                  (126,032)            7,710
Cash and cash equivalents at beginning
  of period                                     168,641             1,238
                                           ------------      ------------

Cash and cash equivalents at end
  of period                                $     42,609      $      8,948
                                           ============      ============





See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                          Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (the "Company") at December 31, 1996 and June 30, 1997 and the results of operations and cash flows for the interim periods ended June 30, 1997 and 1996.

     Any significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.

Note B - Inventories

     Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

     The Company's inventories consisted of the following at:


                                         June 30,       December 3l,

                                           1997            1996
                                       -----------      -------

       Raw materials                    $4,232,620      $3,663,804
       Finished goods                    5,618,024       2,890,674
                                        ----------      ----------
         Total FIFO cost                 9,850,644       6,554,478

       Less: Excess of FIFO cost over
             LIFO                          645,031         645,031
                                        ----------      ----------
         Total LIFO cost                $9,205,613      $5,909,447
                                        ----------      ----------

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


                                                 Six Months Ended  Three Months Ended
                                                     June  30,          June 30,
                                                 ----------------  ------------------
                                                  1997     1996      1997     1996
                                                  ----     ----      ----     ----

Net sales ..................................     100.0%   100.0%    100.0%   100.0%

Cost of goods sold .........................      80.3%    83.3%     80.5%    81.0%

  Gross profit .............................      19.7%    16.7%     19.5%    19.0%

Selling, general and administrative expenses      15.3%    15.4%     15.1%    15.7%

  Operating profit.(loss) ..................       1.8%    (1.0%)     1.6%     1.0%

Interest expense ...........................       3.1%     2.6%      3.6%     2.9%



         On May 22, 1997 the Company acquired substantially all of the tangible and intangible non-real estate assets of Hysan Corporation (the "Hysan Assets"). See "Liquidity and Capital Resources". Hysan is a leading producer of aerosol and liquid specialty chemical maintenance products sold to the institutional janitorial/sanitation market. The Company's results from May 22, 1997 include the results attributable to the acquisition of the Hysan Assets. Net sales of $19,553,000 for the six-month period ended June 30, 1997, were $144,000, or 1.0%, above the comparable period in the prior year. $620,000 of the current year net sales were attributed to the acquisition of Hysan assets. Excluding acquisition related sales, net sales for the six month period ended June 30, 1997 were $18,933,000; $476,000 or 2.5% below the comparable period in the prior year. This reduction in net sales for the first six months occurred during the second quarter due primarily to production shortfalls caused by the integration of Hysan operations.

         For the second quarter ended June 30, 1997, net sales of $9,356,000 were $10,000 above the comparable period in the prior year. $620,000 of the net sales were the result of the acquisition of Hysan Assets. Excluding the acquisition related sales, net sales for the quarter ended June 30, 1997 were $8,736,000; $610,000 or 6.5% below the comparable period in the prior year. This reduction in net sales dollars is due primarily to the same reason discussed above with respect to the six-month period ended June 30, 1997.

        Cost of goods sold for the six-month period ended June 30, 1997, decreased by $457,000 as compared to the same period in the prior year. This decrease was due principally to reduced sales unit volume during the six-month period ended June 30, 1997 and cost reduction efforts in manufacturing labor and overhead. Cost of goods sold decreased as a percentage of net sales from 83.3% to 80.3% for the six-month periods ended June 30, 1996 and 1997, respectively. The decrease in percent of sales was due to improved mix, higher unit pricing and reductions in raw material costs.

        Cost of goods sold decreased by $40,000 for the three-months ended June 30, 1997 as compared to the same period in the prior year. This decrease was due principally to reduced sales unit volume and cost reduction efforts in manufacturing labor and overhead. Cost of goods sold decreased as a percentage of net sales from 81.0% to 80.5% for the three-months ended June 30, 1997 as compared to the same period in the prior year. The decrease as a percentage of net sales was due to improved mix, higher unit pricing and reductions in raw material costs.

        Selling, general and administrative expenses were $2,992,000 for the six-month period June 30, 1997, or 15.3% of net sales. Selling, general and administrative expenses were $2,996,000 or 15.4% of net sales for the six month period ended June 30, 1996.

        Selling, general and administrative expenses were $1,414,000 for the quarter ended June 30, 1997, or 15.1% of net sales. Selling, general, and administrative expenses were $1,471,000, or 15.7% of net sales for the three month period ended June 30, 1996.

        Interest expense for the six-months ended June 30, 1997, was 3.1% of net sale s versus 2.6% for the comparable period in the prior year. Interest expense was $599,000 for the six-months ended June 30, 1997 as compared to $509,000 for the six-months ended June 30, 1996. The increase in interest expense is due to increased borrowing under the Company's senior credit facility. See "Liquidity and Capital Resources".

        Interest expense for the quarter ended, June 30, 1997, was 1.6% of net sales versus 1.0% for the comparable period in the prior year. Interest expense was $341,000 for the quarter ended June 30, 1997 as compared to $273,000 for the same period in 1996. The increase in interest expense is due to increased borrowings under the Company's senior credit facility. See "Liquidity and Capital Resources".

        The Company recorded a net loss for the six-months ended June 30,1997 of $205,018, or $.05 per share on weighted average shares outstanding of 3,882,156. This compared to a net loss of $688,798, or $.17 per share on weighted average shares outstanding of 3,947,767 for the same period in the prior year.

        For the quarter ended June 30, 1997, the Company had a net loss of $160,967, or $.04 per share on weighted average shares outstanding of 3,882,210 as compared to a net loss of $188,388, or $.05 per share on weighted average shares outstanding of 3,974,766 for the same period in the prior year.

Liquidity and Capital Resources

        As of June 30, 1997, the Company's ratio of current assets to current liabilities was 2.41 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .87 to 1.

        During the six-months ended June 30, 1997, the Company incurred $599,000 in interest expense and made interest payments totaling $419,000. Accrued interest at June 30, 1997 was $128,000. Most of the Company's interest expense is related to the Company's credit agreement, and $4,000,000 of 6% subordinated convertible debt, issued October, 1996.

        On May 22, 1997 the Company, in connection with the acquisition of of the Hysan Assets, executed an amendment to its current credit agreement (the "Credit Agreement") with its senior lender Star Bank, N.A.. The amended Credit Agreement provides for a $15,000,000 facility which expires on December 31, 2000, comprised of a revolving line of credit and three term loans. Borrowings on the revolving line of credit and two of the term loans bear interest at the prime rate plus 1.5%, subject to decrease if certain ratios and financial test are met. The first of these two term loans amortizes in forty-seven consecutive monthly installments of $58,333 commencing June 1, 1998 with a forty- eighth and final principal payment of $58,349. The second of these term loans amortizes in four equal consecutive monthly payments of $375,000 commencing on July 1, 1997. The third term loan bears interest at the prime rate plus 4.5%, subject to decrease if certain financial test are met. This term loan amortizes in seventeen consecutive monthly installments of $55,000 commencing July 1, 1997 with an eighteenth and final installment of $55,565.

        Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. As of June 30, 1997, approximately $1,566,000 was unused and available under the Credit Agreement.

        In addition to the Credit Agreement, the Company is a borrower under an installment note dated October 15, 1995 to a bank. The borrowing is collateralized by a building a which serves as the Company's distribution center and executive offices. Interest is payable monthly at 1/4% over the bank's prime rate. As of June 30, 1997, the Company had $836,000 remaining on the note.

        On May 22, 1997, the Company acquired the Hysan Assets for an estimated purchase price of $6,785,000 including $447,000 of related expenses. Pursuant to the asset purchase agreement, $500,000 of the purchase price was deposited in escrow with a bank in order to secure any adjustments to the purchase price that may be necessary pursuant to the asset purchase agreement and to secure Hysan's indemnification obligations thereunder. The purchase price is subject to adjustment based upon the final disposition of accounts receivable and inventory.

        The Company spent $424,000 on capital improvements during the six-month period ended June 30, 1997. In addition, the Company expects to spend approximately $376,000 on capital improvements during the balance of the current fiscal year which are to be funded from operating cash flows and borrowings under the credit agreement. Under current business conditions, the Company expects no significant change in its liquidity position during the current fiscal year. However, the Company continues to explore growth opportunities by way of acquisition and product line expansions. Any required capital for these efforts would come from borrowings under the Credit Agreement or additional borrowings

Part II - Other Information

Item 1.   Legal Proceedings

        There have been no material changes in the status of legal proceedings pending against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

        At the annual Meeting of Stockholders of the Company held on June 5, 1997, the stockholders considered and voted on the election of seven directors for one-year terms expiring in 1998 or until their successors have been duly elected and qualified and a resolution by the Board of Directors ratifying the appointment of Grant Thornton LLP as independent auditors for the Company for the year ended December 31, 1997.

     All of management's nominees for directors, as listed in the proxy statement, were elected by the following votes :

              Edwin M. Roth           For            3,618,033
                                      Withheld             -0-
              Corey B. Roth           For            3,617,583
                                      Withheld             -0-
              George N. Arnoff        For            3,619,039
                                      Withheld             -0-
              Victor Gelb             For            3,618,189
                                      Withheld             -0-
              Geoffrey J. Colvin      For            3,630,035
                                      Withheld             -0-
              Terrance J. Conklin     For            3,630,035
                                      Withheld             -0-
              Lionel N. Sterling      For            3,630,035
                                      Withheld             -0-


     The proposal to ratify the appointment of Grant Thornton LLP as the Company's independent auditors was passed by the following vote :

                         Shares voted for           3,639,347
                         Shares voted against           9,930
                         Abstentions                   16,416


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:
                4.1 Amendment to the Credit Agreement extending the terms to December 31, 2000 between the Company and Star Bank,
                N. A. Dated May 22, 1997.................................

(b)   Reports on Form 8-K:
                The Company filed a form 8-K on June 5, 1997, announcing the acquisition of certain assets from Hysan Corporation as amended by a form 8-K/A filed on August 5, 1997 which included the following:

                A. Audited Financial Statements of Business Acquired for the years ended December 31, 1996, 1995, and 1994;

                B. Unaudited Pro Forma Condensed Consolidated Statement of Income of Specialty Chemical Resources, Inc. at March 31, 1997 and the Notes related thereto;

                C. Unaudited Pro Forma Consolidated Balance Sheet of Specialty Chemical Resources, Inc. at March 31, 1997 and Notes related thereto;

                D. Unaudited Pro Forma Consolidated Statement of Income for Specialty Chemical Resources, Inc. for the year ended December 31, 1996 and the Notes related thereto.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.











     By: /s/ DAVID F. SPINK                           August 13, 1997
         --------------------------------
         David F. Spink
         Vice President, Chief Financial
         Officer