Form 10-Q
period 1997-09-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1997-11-14
CIK 703645

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


For the quarter ended September 30, 1997    Commission file number 1-11013


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


                  9055 S. FREEWAY DRIVE; Macedonia, Ohio 44056
                  --------------------------------------------
               Address of principal executive offices and zip code


                                 (330) 468-1380
               --------------------------------------------------
               Registrant's telephone number, including area code


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

     The number of outstanding shares of the registrant's common stock as of October 24, 1997 was 3,882,263.
________________________________________________________________________________
____________________________Page 1 of 17________________________________________

                    Specialty Chemical Resources, Inc.

                              Form 10-Q

                 For the quarter ended September 30, 1997

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

          Condensed Statements of Operations, 9 Months..................6

          Condensed Statements of Cash Flows, 3 Months..................7

          Condensed Statements of Cash Flows, 9 Months..................8

          Notes to Financial Statements.................................9


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................11



Part II   Other Information

  Item 1. Legal Proceedings............................................16

                    PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements


                    Specialty Chemical Resources, Inc.

                         Condensed Balance Sheets


                                    September 30, 1997   December 31, 1996
                                        (Unaudited)          (Audited)
                                    ------------------   -----------------
Current assets
  Cash and cash equivalents            $      3,100        $    168,641
  Accounts Receivables                    5,490,861           4,697,128
  Receivable - Other                        481,538             509,231
  Inventories                             9,432,690           5,909,447
  Prepaid expenses                          247,368             305,259
  Refundable Income Taxes                       -0-           1,075,016
                                       ------------        ------------
       Total current assets              15,655,557          12,664,722


Property, plant and equipment
 At cost                                 17,190,126          14,284,234
   Less accumulated depreciation
     and amortization                    (5,239,080)         (4,451,017)
                                       ------------        ------------
                                         11,951,046           9,833,217

Other assets
   Goodwill                              20,577,412          21,197,875
   Other                                    233,272             227,572
                                       ------------       -------------
                                         20,810,684          21,425,447
                                       ------------       -------------


       Total assets                    $ 48,417,287        $ 43,923,386
                                       ============        ============



See accompanying Notes to Financial Statements.

                    Specialty Chemical Resources, Inc.

                        Condensed Balance Sheets
                               (continued)



                                    September 30, 1997  December 31, 1996
                                        (Unaudited)          (Audited)
                                    ------------------   -----------------
Current liabilities

  Current Maturities                    $ 1,122,955         $   434,733
  Accounts Payable                        4,986,542           4,004,870
  Accrued expenses                          629,103             675,619
                                        -----------         -----------
      Total current liabilities           6,738,600           5,115,222


Long-term obligations                    15,902,724          12,246,119

Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares
  Common Stock - $.10 par value;
    authorized 13,000,000 shares;
    issued 3,947,764 each year              394,777             394,777
  Additional paid in capital             41,935,125          41,935,125
  Less common stock in treasury,
    At cost; 65,500 shares                 (118,722)           (118,722)
  Accumulated deficit                   (16,435,217)        (15,629,785)
  Unearned Compensation                         -0-             (19,350)
                                        -----------         ------------

                                        $25,775,963         $26,562,045
                                        -----------         -----------
                                        $48,417,287         $43,923,386
                                        ===========         ===========




See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 3 month periods ended:

                                   September 30, 1997    September 30, 1996
                                   ------------------    ------------------

Net Sales                              $10,554,727           $ 9,083,786

Cost of Goods Sold                       8,685,176             7,302,175
                                       -----------           -----------

     Gross profit                        1,869,551             1,781,611

Selling, general and administrative
   expenses                              1,794,787             1,460,447
Amortization of intangibles                257,361               225,081
                                       -----------           -----------

     Operating profit (loss)              (182,597)               96,083

Other (income) expense
  Interest expense                         415,059               282,121
  Other                                    (16,562)                  -0-
                                       -----------           -----------
                                           398,467               282,121
                                       -----------           -----------
     Earnings (loss) before income
     taxes                                (581,064)             (186,038)

Income taxes (benefit)                         -0-                   -0-
                                       -----------           -----------
  Net Earnings (loss)                     (581,064)             (186,038)
                                       ===========           ===========



Earnings (loss) per common share:      $     (.15)           $     (.05)
                                       ==========           ===========

Weighted average shares outstanding     3,882,264              3,977,764


See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 9 month periods ended:

                                   September 30, 1997    September 30, 1996
                                   ------------------    ------------------

Net Sales                              $30,107,509           $28,492,848

Cost of Goods Sold                      24,386,515            23,460,291
                                       -----------           -----------

     Gross profit                        5,720,994             5,032,557
Selling, general and administrative
   expenses                              4,786,326             4,456,856
Amortization of intangibles                772,683               659,427
                                       -----------           -----------
   Operating Profit (loss)                 161,985               (83,726)


Other (income) expense
  Interest expense                       1,014,206               791,110
  Other                                    (66,139)                  -0-
                                       -----------           -----------
                                           948,067               791,110
                                       -----------           -----------
     Earnings (loss) before income
     taxes                                (786,082)             (874,836)

Income taxes (benefit)                        -0-                    -0-
                                       -----------           -----------
     Net earnings (loss)                  (786,082)             (874,836)
                                       ===========           ===========




Earnings (loss) per common share:      $     (.20)            $     (.22)

Weighted average shares outstanding     3,882,264              3,977,766


See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 3 month periods ended:


                                      September 30, 1997  September 30, 1996
                                      ------------------  ------------------


Net cash provided (used) by operating
  activities                              $   911,182       $  (322,606)

Cash flows from investing activities:
  Capital Expenditures, other                (109,496)          (18,618)
  Purchase of assets from Hysan Corp.        (224,437)              -0-
                                           ----------       -----------
  Net cash (used) by investing activities    (333,933)          (18,618)

Cash flows from financing activities:
  Payments on revolver                    (12,001,221)      (14,626,265)
  Proceeds on revolver                     11,384,463        14,959,241
                                          -----------       -----------

       Net cash provided (used) by
         financing activities                (616,758)          332,976
                                          -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                 (39,509)           (8,248)
Cash and cash equivalents at beginning
 of period                                     42,609             8,948
                                          -----------       -----------

Cash and cash equivalents at end
  of period                               $     3,100       $       700
                                          ===========       ===========


See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 9 month periods ended:


                                    September 30, 1997    September 30, 1996
                                    ------------------    ------------------


Net cash provided (used) by operating
  activities                              $ 3,364,362        $    17,550

Cash flows from investing activities:

  Capital Expenditures, other                (685,293)           (87,122)
  Purchases of assets from Hysan Corp.     (7,009,437)               -0-
                                          -----------        -----------

  Net cash (used) by investing activities  (7,694,730)           (87,122)

Cash flows from financing activities:
  Payments on revolver                    (34,690,721)       (30,406,333)
  Proceeds on revolver                     38,855,548         30,475,367
                                          -----------        -----------

       Net cash provided (used) by
         financing activities               4,164,827             69,034
                                          -----------        -----------

       Net increase (decrease) in cash
         and cash equivalents                (165,541)              (538)

Cash and cash equivalents at beginning
  of period                                   168,641              1,238
                                          -----------        -----------

Cash and cash equivalents at end
  of period                               $     3,100        $       700
                                          ===========        ===========


See accompanying Notes to Financial Statements.

                      Specialty Chemical Resources, Inc.

                         Notes to Financial Statements


Note A - Summary of Significant Accounting Policies

      The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (The "Company") at December 31, 1996 and September 30, 1997 and the results of operations and cash flows for the interim periods ended September 30, 1997 and 1996.

      Any significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.


Note B - Inventories

      Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

   The Company's inventories consisted of the following at:

                                      September 30,     December 3l,
                                          1997             1996
                                      -------------     ------------

       Raw materials                   $ 6,206,581      $ 3,663,804
       Finished goods                    3,871,140        2,890,674
                                       -----------      -----------
         Total FIFO cost                10,077,721        6,554,478

       Less: Excess of FIFO cost over
             LIFO                          645,031          645,031
                                       -----------      -----------
         Total LIFO cost               $ 9,432,690      $ 5,909,447
                                       -----------      -----------


Note C - Legal Proceedings

      The Company is currently involved in litigation pertaining to environmental concerns by the State of Ohio in connection with several potential problems at its Macedonia, Ohio manufacturing plant (Macedonia Plant) as was previously reported in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996. In 1990, the Company entered into a Consent Order with the State of Ohio regarding the Macedonia Plant (1990 Consent Order). The Company was required to submit to the Ohio Environmental Protection Agency (Ohio
EPA), a closure plan to address contamination identified at the Macedonia Plant. Further, the 1990 Consent Order enjoined the Company to comply with all applicable requirements of Ohio Revised Code Chapter 3734, Ohio's hazardous waste law, and Ohio Revised Code Chapter 6111, Ohio's water protection law. The 1990 Consent Order provides for stipulated (automatic) penalties in the event the Company violates the requirements of the 1990 Consent Order.

      The Company submitted the closure plan as required. Ohio EPA also requested, in the event the remedial measures in the proposed closure plan are not successful within a two-year period, that at that time the Company provide supplemental or alternative measures to clean up the remaining contamination. On May 17, 1994, the Ohio EPA approved the revised closure plan which included unilateral modifications as deemed necessary by the Ohio EPA. On June 17, 1994, the Company appealed the Ohio EPA's action on the grounds that the unilateral modifications were unreasonable and unlawful. On January 6, 1995, the Company and the State of Ohio entered into a settlement agreement, which resulted in a termination of the Company's appeal of this matter before the Environmental Board of Review. On May 3, 1995, the Ohio EPA issued a supplemental closure plan approval letter that established certain deadlines with regard to the Company's implementation of a Groundwater Extraction and Treatment System, a Soil Vapor Extraction System, and certain other closure plan tasks. As of November 1, 1997, the Company believes that the costs of completing necessary closure activities are consistent with previously disclosed cost estimates.

      On October 15, 1997, the Company received a letter from the Ohio Attorney General's Office alleging that the Company has failed to comply with the terms of the 1990 Consent Order. The State alleges that the Company has committed numerous violations of applicable Ohio hazardous waste laws and regulations. Ohio EPA bases these allegations upon the results of a number of inspections conducted from 1993 through 1997. These inspections were documented by Ohio EPA in the form of Notices of Violations ("NOVs"). The Company prepared detailed written responses to each NOV and without admitting liability, took specific actions in response to the allegations identified by

Ohio EPA. Nonetheless, the Attorney General, on behalf of Ohio EPA, demanded that the Company pay the State of Ohio the sum of $1,080,000 as stipulated penalties for alleged violations of the above-referenced rules. Through the October 15, 1997 letter, the Attorney General invited the Company to enter negotiations to resolve the disagreement regarding the Company's alleged violations of the 1990 Consent Order.

      The Company believes that it has materially complied with the requirements of the Consent Order and that stipulated penalties due to the State of Ohio pursuant to the Consent Order, if any, should not have a materially adverse effect on the financial condition of the Company. However, there can be no assurance that negotiations with the State of Ohio will be successful and will not result in extended litigation between the Company and the State of Ohio. Further, the Company cannot predict whether a court would find the Company liable for stipulated penalties in excess of the initial demand proposed by the State of Ohio.

     There have been no material changes in the status of any other legal proceedings pending against the Company other than that which was reported on the Company's most recent Form 10-K.


Note D - Acquisition

      On May 22, 1997, the Company acquired substantially all of the tangible and intangible non-real estate assets of Hysan Corporation (the "Hysan Assets") for a purchase price of $6,785,000 including $447,000 of related expenses. The Company accounted for the transaction as a purchase in accordance with Accounting Principal Board Opinion (APB No.16). The allocation of the purchase price is based on the fair value of the assets acquired. The Company's results of operations include the results attributable to the acquisition of the Hysan Assets as of the acquisition date.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Statement of Operations.

                                                    Nine Months Ended    Three Months Ended
                                                      September  30,        September 30,
                                                    -----------------    ------------------
                                                      1997      1996        1997     1996
                                                      ----      ----        ----     ----

Net sales.........................................   100.0%    100.0%     100.0%    100.0%

Cost of goods sold................................    81.0%     82.3%      82.3%     80.4%
                                                     ------    ------     ------    ------

  Gross profit....................................    19.0%     17.7%      17.7%     19.6%

Selling, general and administrative expenses......    16.0%     15.6%      17.0%     16.1%

  Operating profit.(loss).........................    (0.5%)    (.03%)     (.02%)     1.1%

Interest expense..................................     3.4%      2.8%       3.9%      3.1%



      On May 22, 1997 the Company acquired the Hysan Assets. See "Liquidity and Capital Resources". Hysan is a leading producer of aerosol and liquid specialty chemical maintenance products sold to the institutional janitorial/sanitation market. The Company's results include the results attributable to the acquisition of the Hysan Assets as of May 22, 1997. Net sales of $30,108,000 for the nine-month period ended September 30, 1997 were $1,615,000, or 5.7% above the comparable period in the prior year. $2,738,000 of the current year net sales were attributed to the acquisition of Hysan assets. Excluding acquisition related sales, net sales for the nine-month period ended September 30, 1997 were $27,370,000; $1,123,000, or 3.9% below the comparable period in the prior year. This reduction in net sales for the first nine-months is due primarily to production shortfalls caused by the integration of Hysan operations.

      For the third quarter ended September 30, 1997, net sales of $10,555,000 were $1,471,000, above the comparable period in the prior year. $2,118,000 of the net sales were the result of the acquisition of Hysan Assets. Excluding the acquisition related sales, net sales for the quarter ended September 30,

1997 were $8,437,000; $674,000, or 7.1% below the comparable period in the prior year. This reduction in net sales dollars is due primarily to the same reason discussed above with respect to the nine-month period ended September 30, 1997.

      Cost of goods sold for the nine-month period ended September 30, 1997, increased by $927,000 as compared to cost of goods sold for the same period in the prior year. This increase was due principally to increased sales unit volume during the nine month period ended September 30, 1997. Cost of goods sold decreased as a percentage of net sales from 82.3% to 81.0% for the nine-month periods ended September 30, 1996 and 1997, respectively. The decrease as a percent of sales was due primarily to improved mix, and higher unit pricing.

      Cost of goods sold increased by $1,383,000 for the three-months ended September 30, 1997 as compared to the same period in the prior year. This increase was due principally to increased sales unit volume. Cost of goods sold increased as a percentage of net sales from 80.4% to 82.3% for the three-month ended September 30, 1997 as compared to the same period in the prior year. The increase as a percentage of net sales was due primarily to higher labor costs.

      Selling, general and administrative expenses were $4,786,000 for the nine-month period ended September 30, 1997, or 16.0% of net sales. Selling, general and administrative expenses were $4,457,000, or 15.6% of net sales for nine-month period ended September 30, 1996. The increase in selling, general and administrative expenses was due primarily to shipping costs as a result of slow deliveries to customers and increased sales commission costs.

      Selling, general, and administrative expenses were $1,795,000 for the quarter ended September 30, 1997, or 17.0% of net sales. Selling, general, and administrative expenses were $1,460,000, or 16.1% of net sales for the three-month period ended September 30, 1996. The increase in selling, general and administrative expenses was due primarily to increased freight, sales commissions, and other compensation costs.

      Interest expense for the nine-months ended September 30, 1997, was 3.4% of net sales versus 2.8% for the comparable period in the prior year. Interest expense was $1,014,000 for the nine-months ended September 30, 1997, as compared to $791,000 for the nine-months ended September 30, 1996. The increase in interest expense is due to increased borrowing under the Company's senior credit facility resulting from the acquisition. See "Liquidity and Capital Resources".

      Interest expense for the quarter ended, September 30, 1997, was 3.9% of net sales versus 3.1% for the comparable period in the prior year. Interest expense was $415,029 for the quarter ended September 30, 1997, as compared to $282,000 for the same period in 1996. The increase in interest expense is due to increased borrowings under the Company's senior credit facility resulting from the acquisition. See "Liquidity and Capital Resources".

      The Company recorded a net loss for the nine-months ended September 30, 1997, of $786,082, or $.20 per share on weighted average shares outstanding of 3,882,264. This compared to a net loss of $874,836, or $.22 per share on weighted average shares outstanding of 3,977,766 for the same period in the prior year.

      For the quarter ended September 30, 1997, the Company had a net loss of $581,064, or $.15 per share on weighted average shares outstanding of 3,882,264 as compared to a net loss of $186,038, or $.05 per share on weighted average shares outstanding of 3,977,764 for the same period in the prior year.


Liquidity and Capital Resources

     As of September 30, 1997, the Company's ratio of current assets to current liabilities was 2.32 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .89 to 1.

      During the nine-months ended September 30, 1997, the Company incurred $1,014,000 in interest expense and made interest payments totaling $787,474. Accrued interest at September 30, 1997 was $114,566. Most of the Company's interest expense is related to borrowings under the Company's credit agreement, and the $4,000,000 of 6% subordinated convertible debenture, issued October, 1996.

      On May 22, 1997 the Company, in connection with the acquisition of the Hysan Assets, executed an amendment to its current credit agreement (the "Credit Agreement") with its senior lender Star Bank, N.A.. The amended Credit Agreement provides for a $15,000,000 facility which expires on December 31, 2000, comprised of a revolving line of credit and three term loans. Borrowings on the revolving line of credit and two of the term loans bear interest at the prime rate plus 1.5%, subject to decrease if certain ratios and financial tests are met. The first of these two term loans for $2,680,000 amortizes in forty-seven consecutive monthly installments of $55,833 commencing June 1, 1998 with a forty-eighth and final principal payment of $55,849. The second of these term loans for $1,500,000 amortizes in four equal consecutive monthly payments of $375,000 commenced on July 1, 1997. The third term loan bears interest at the prime rate plus 4.5%, subject to decrease if certain financial tests are met. This term loan for $1,000,000 amortizes in seventeen consecutive monthly installments of $55,555 commencing July 1, 1997 with an eighteenth and final installment of $55,565.

      Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. As of September 30, 1997, approximately $1,228,000 was unused and available under the Credit Agreement.

      In addition to the Credit Agreement, the Company is a borrower under an installment note dated October 15, 1995 to a bank. The borrowing is collateralized by a building which serves as the Company's distribution center and executive offices. Interest is payable monthly at 1/4% over the bank's prime rate. As of September 30, 1997, the Company had $818,060 remaining on the note.

      On May 22, 1997, the Company acquired the Hysan Assets for an estimated purchase price of $6,785,000 including $447,000 of related expenses pursuant to the asset purchase agreement, $500,000 of the purchase price was deposited in escrow with a bank in order to secure any adjustments to the purchase price that may be necessary pursuant to the asset purchase agreement and to secure Hysan's indemnification obligations thereunder. The purchase price is subject to adjustment based upon the final disposition of accounts receivable and inventory. During the third quarter of 1997 the Company incurred an additional $225,000 of expenditures relating to the acquisition.

      The Company spent $533,000 on capital improvements during the nine-month period ended September 30, 1997. In addition, the Company expects to spend approximately $250,000 on capital improvements during the balance of the current fiscal year which are to be funded from operating cash flows and borrowings under the credit agreement. Under current business conditions, the Company expects no significant change in its liquidity position during the current fiscal year.

Part II - Other Information


Item 1.   Legal Proceedings


      The Company is currently involved in litigation pertaining to environmental concerns by the State of Ohio in connection with several potential problems at its Macedonia, Ohio manufacturing plant (Macedonia Plant) as was previously reported in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996. In 1990, the Company entered into a Consent Order with the State of Ohio regarding the Macedonia Plant (1990 Consent Order). The Company was required to submit to the Ohio Environmental Protection Agency (Ohio
EPA), a closure plan to address contamination identified at the Macedonia Plant. Further, the 1990 Consent Order enjoined the Company to comply with all applicable requirements of Ohio Revised Code Chapter 3734, Ohio's hazardous waste law, and Ohio Revised Code Chapter 6111, Ohio's water protection law. The 1990 Consent Order provides for stipulated (automatic) penalties in the event the Company violates the requirements of the 1990 Consent Order.

      The Company submitted the closure plan as required. Ohio EPA also requested, in the event the remedial measures in the proposed closure plan are not successful within a two-year period, that at that time the Company provide supplemental or alternative measures to clean up the remaining contamination. On May 17, 1994, the Ohio EPA approved the revised closure plan which included unilateral modifications as deemed necessary by the Ohio EPA. On June 17, 1994, the Company appealed the Ohio EPA's action on the grounds that the unilateral modifications were unreasonable and unlawful. On January 6, 1995, the Company and the State of Ohio entered into a settlement agreement, which resulted in a termination of the Company's appeal of this matter before the Environmental Board of Review. On May 3, 1995, the Ohio EPA issued a supplemental closure plan approval letter that established certain deadlines with regard to the Company's implementation of a Groundwater Extraction and Treatment System, a Soil Vapor Extraction System, and certain other closure plan tasks. As of November 1, 1997, the Company believes that the costs of completing necessary closure activities are consistent with previously disclosed cost estimates.

      On October 15, 1997, the Company received a letter from the Ohio Attorney General's Office alleging that the Company has failed to comply with the terms of the 1990 Consent Order. The State alleges that the Company has committed numerous violations of applicable Ohio hazardous waste laws and regulations. Ohio EPA bases these allegations upon the results of a number of inspections conducted from 1993 through 1997. These inspections were documented by Ohio EPA in the form of Notices of Violations ("NOVs"). The Company prepared detailed written responses to each NOV and without admitting liability, took specific actions in response to the allegations identified by Ohio EPA. Nonetheless, the Attorney General, on behalf of Ohio EPA, demanded that the Company pay the State of Ohio the sum of $1,080,000 as stipulated penalties for alleged violations of the above-referenced rules. Through the October 15, 1997 letter, the Attorney General invited the Company to enter negotiations to resolve the disagreement regarding the Company's alleged violations of the 1990 Consent Order.

      The Company believes that it has materially complied with the requirements of the Consent Order and that stipulated penalties due to the State of Ohio pursuant to the Consent Order, if any, should not have a materially adverse effect on the financial condition of the Company. However, there can be no assurance that negotiations with the State of Ohio will be successful and will not result in extended litigation between the Company and the State of Ohio. Further, the Company cannot predict whether a court would find the Company liable for stipulated penalties in excess of the initial demand proposed by the State of Ohio.

     There have been no material changes in the status of any other legal proceedings pending against the Company other than that which was reported on the Company's most recent Form 10-K.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.






     By:/s/  DAVID F. SPINK                     November 13, 1997
        ----------------------------
        David F. Spink
        Vice President,
        Chief Financial Officer