Form 10-K405
period 1997-12-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1998-04-15
CIK 703645

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the calendar year ended December 31, 1997 Commission file no 1-11013
                            -----------------                    -------

                       SPECIALTY CHEMICAL RESOURCES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                   34-1366838
       -------------------------------                   -----------------
           (State of incorporation)                  (I.R.S. Employer I.D. No.)

                  9055 S. Freeway Drive, Macedonia, Ohio         44056
                  --------------------------------------         -----
                 (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:   (330) 468-1380
                                                     ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.10 per share.

Securities registered pursuant to Section 12(g) of the Act: None
                                                           -------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x   No
                                              -----   ------

        Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes   x   No
                                 -----    ------

        The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 27, 1998 was $3,795,440.

        As of February 27, 1998, 3,882,261 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference: The registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year end, December 31, 1997, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing of such document.




                                    Page 1 of

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

        The Company's principal executive offices are located at 9055 S. Freeway Drive, Macedonia, Ohio 44056; telephone (330) 468-1380. Unless the context otherwise indicates, the term "Company" refers to Specialty Chemical Resources, Inc.

        On February 26, 1992, the Company effected a 1-for-14 reverse stock split, whereby each share of the Common Stock of the Company outstanding immediately prior to the reverse split was converted into 1/14 of a share of the Common Stock. Unless otherwise indicated, the information in this Report is adjusted to reflect the 1-for-14 reverse stock split.


BUSINESS. The Company is a leading custom formulator and packager of specialty chemical products, primarily for the automotive service, industrial maintenance and janitorial/sanitation markets. The Company specializes in developing, formulating and packaging new products for customers which do not have the expertise or volume to maintain captive research and development departments and manufacturing operations. The Company produces and sells over 850 "proprietary" chemical formulations, substantially all of which are packaged in aerosol containers. In 1997, the Company sold approximately 31 million units. These proprietary formulations represent know-how of the Company developed through the skill and experience of its employees. These proprietary formulations are not generally patented. Approximately 92% of the Company's sales are of its proprietary products sold under the brand names of the Company's customers. The Company's products include cleaners, sealants, gasket components, lubricants, waxes, adhesives, paints, coatings, degreasers, polishes, anti-statics and tire inflators. Most all of the Company's products are used by professionals in commercial applications. In addition, the Company produces and sells its own branded products.
Approximately 8% of the Company's sales are of its branded products.

        On May 22, 1997, the Company acquired substantially all of the tangible and intangible non-real estate assets of Hysan Corporation (the "Hysan Assets"). Hysan is a leading producer of aerosol and liquid specialty chemical maintenance products sold to the institutional janitorial/sanitation market.











                                    Page 2 of

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

        The Company's customers are principally distribution companies. The Company sells to approximately 350 core accounts with no single customer accounting for 10% of the Company's sales. The Company provides customers with prompt shipment, normally within four weeks after receipt of order, and will accept short production run orders (as few as 100 cases), thereby reducing the inventory requirements of its customers. Markets served by the Company include automotive service, janitorial, industrial maintenance and sanitation, high tech electronic and electrical manufacturing, and art and crafts. Less than 3% of the Company's sales are to chain store merchandisers. The Company believes, based on its experience with its customers and its knowledge of its industry, that it is the only custom packager in its principal markets that provides this wide range of services, and on a routine basis will produce as few as 100 cases of a product and offers delivery within four weeks.

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





                                    Page 3 of

PRODUCTS. Aerosol containers are a convenient, effective and efficient way to deliver thousands of products. The containers, 3.2 billion of which were sold in the United States in 1996, are generally made of steel or aluminum and can be recycled. Since 1978, when the use of chlorofluorocarbons ("CFC's") as propellant was discontinued in the United States, the Company's aerosol products generally have used compressed gases, such as carbon dioxide and nitrogen and liquefied gases, such as propane and butane, as propellants. The Company's aerosol containers generally range from 4 ounces to 24 ounces in capacity. The Company combines its chemical formulation, an appropriate propellant, dip tube, valve, actuator, cap and the aerosol container to produce the final product.

        Products developed by the Company for the automotive service and industrial maintenance markets include cleaners, degreasers, lubricants and paints. The Company has also developed specialized products for the automotive service market, such as its patented non-flammable tire inflator, carburetor, brake and choke cleaners, gasket and trim adhesives, undercoatings, silicones, belt dressings, and fabric protectors. Specialized products for the industrial maintenance market include molybdenum lubricants, food-grade lubricants and cleaners, release agents and protectors for injection and cast molding applications as well as EPA registered disinfectants and deodorants.

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

        The Company also produces and sells several products under its own brand names. The Taylor Made Products or TMP brand, which includes paints, cleaners, lubricants and degreasers, is sold principally to the automotive do-it-yourself market through chain store merchandisers. The Aerosol Maintenance Products or AMP and Hysan brands are sold principally to janitorial and sanitation supply distributors and include cleaning, deodorizing, and disinfectant products.

MARKETING AND DISTRIBUTION. A combination of a full time inside sales force and the use of manufacturer's representative agencies carry out the Company's marketing and sales activities. The inside sales force focuses on the sale of the Company's custom packaging services while the manufacturer's representatives primarily sell the Company's own branded products. The Company's customers are distributors of a broad range of products to the automotive service, industrial maintenance and janitorial/sanitation supplies market. The Company's efforts to obtain sales involve detailed pre-production and ongoing involvement with a customer. The Company seeks to develop long-term customer relationships. More than 40% of the Company's current sales volume is attributable to customers who have been with the Company for more than 10 years. The Company's active core customers number more than 350, with no single customer accounting for 10% of the Company's net sales. Substantially all of the Company's customers are located in the eastern two-thirds of the United States.





                                    Page 4 of

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

        In 1997, the Company sold approximately 31 million units. The handling of large volumes of liquid propellants requires that the manufacturing area be compartmentalized, permitting the isolation of each step in the production process. Control systems automatically shut down operation if safety limits are exceeded. Raw materials are stored within the plant, while propellants and most solvents are stored in above-ground tanks outside the plant. The raw materials are moved as needed to the mixing area and the product is piped into a separate filling area where cans are filled. The cans are then conveyed into propellant charging rooms, where the propellant is loaded and the cans are crimped (sealed) automatically. After leaving the propellant charging room, the cans are run through a hot water test tank to test for leaking and container integrity at elevated temperatures. In cases where the can label has not been preprinted, a label is applied. The cans are coded, then packed and palletized for shipment or, in some cases, stored in the warehouse on racks for order picking.



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




                                    Page 5 of

EMPLOYEES. As of March 11, 1998, the Company employed approximately 219 people on a full-time basis, of whom 70 are salaried and the remainder are hourly. All of the Company's hourly employees are represented by one collective bargaining unit with one collective bargaining agreement. The Company's current collective bargaining agreement expires in November, 1999. The Company considers its relationship with its employees to be good. There have not been any work stoppages or slowdowns due to labor related problems.

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


ITEM 2. PROPERTIES


PROPERTY. The Company's Macedonia production facility is leased. Under a lease amendment dated July 25, 1994, upon completion of certain leasehold improvements, the term of the Macedonia lease was extended through the year 2005, with four (4) five-year unilateral options to extend the lease through the year 2025. On October 6, 1995 the Company purchased its previously leased distribution center in Macedonia, Ohio. The Company moved its executive offices in May, 1997 from the leased space adjacent to the Macedonia plant to office space which was available at its distribution center which was purchased in 1995.


ITEM 3.  LEGAL PROCEEDINGS

NOTE C - LEGAL PROCEEDINGS.

        The Company is currently involved in litigation pertaining to environmental concerns by the State of Ohio in connection with several potential problems at its Macedonia, Ohio manufacturing plant (Macedonia Plant) as has previously been disclosed by the Company. In 1990, the Company entered into a Consent Order with the State of Ohio regarding the Macedonia Plant (1990 Consent Order). The Company was required to submit to the Ohio Environmental Protection Agency (Ohio EPA), a closure plan to address contamination identified at the Macedonia Plant. Further, the 1990 Consent Order enjoined the Company to comply with all applicable requirements of Ohio Revised Code Chapter 3734, Ohio's hazardous waste law, and Ohio Revised Code Chapter 6111, Ohio's water protection law. The 1990 Consent Order provides for stipulated (automatic) penalties in the event the Company violates the requirements of the 1990 Consent Order.


                                    Page 6 of

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

        On October 15, 1997, the Company received a letter from the Ohio Attorney General's Office alleging that the Company has failed to comply with the terms of the 1990 Consent Order. The State alleges that the Company has committed numerous violations of applicable Ohio hazardous waste laws and regulations. Ohio EPA bases these allegations upon the results of a number of inspections conducted from 1993 through 1997. These inspections were documented by Ohio EPA in the form of Notices of Violation ("NOVs"). The Company prepared detailed written responses to each NOV and without admitting liability, took specific actions in response to the allegations identified by Ohio EPA. Nonetheless, the Attorney General, on behalf of the Ohio EPA, demanded that the Company pay the State of Ohio the sum of $1,080,000 as stipulated penalties for alleged violations of the above-referenced rules. Through the October 15, 1997 letter, the Attorney General invited the Company to enter negotiations to resolve the disagreement regarding the Company's alleged violations of the 1990 Consent Order. Such settlement negotiations currently are in progress.

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

       The Company previously disclosed that it was one of several defendants in two personal injury lawsuits. During Fiscal 1997, the Company and its insurers settled all claims relative to HAMRICK V. COASTAL LIMBER COMPANY, DONALD MEGERT, MONONGAHELA POWER COMPANY, LAWSON PRODUCTS, INC. AND SPECIALTY CHEMICAL RESOURCES, INC. originally filed in 1995 and RENFRO, SPEARS ET AL V. SPECIALTY CHEMICAL RESOURCES, INC.. GOODYEAR TIRE AND RUBBER COMPANY AND SANDRA VOGLER originally filed in 1994.

        The Company is also a defendant in 9150 GROUP V. AEROSOL SYSTEMS, INC., A DIVISION OF SPECIALTY CHEMICAL RESOURCES, INC., Case No. 297562, now pending in the Cuyahoga County Court of Common Pleas. Plaintiff claims damages in an unspecified amount together with interest and costs, arising out of the alleged improper removal of certain manufacturing equipment by Specialty Chemical, Inc., following the termination of a commercial lease under which it was a tenant. The litigation is presently in the discovery stage. This case is set for trial on May 19, 1998. Management believes that the suit is without merit.

                                    Page 7 of

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.


Executive Officers
-------------------

     Set forth below is certain information concerning the Executive Officers of the Company. Officers of the Company are elected annually by the Board of Directors of the Company, and serve at the pleasure of the Board of Directors that elects them.


    NAME                     AGE                    POSITION
    ----                     ---                    --------

Edwin M. Roth                70             C.E.O., Chairman of the
                                            Board, and Director

Corey B. Roth                40             President, Chief Operating Officer,
                                            and Director

David F. Spink               47             Vice President, Chief Financial
                                            Officer, Treasurer, and Asst.
                                            Secretary



     Mr. Edwin M. Roth has been a Director and President of the Company and Chairman of the Board of Directors of the Company since its formation in June 1982. Mr. Roth was Chief Executive Officer of ASI from the time of its acquisition in December 1988 until its merger into the Company in December 1992. Mr. Roth is the father of Mr. Corey B. Roth.

     Mr. Corey B. Roth has been President of the Company since June 1997, a Director since October 1984 and Asst. Secretary since June, 1992. Mr. Roth served as Treasurer from November 1987 until January 30, 1990 and has again served in that capacity from June, 1992 to June 1997. Mr. Roth served as secretary from October 1984 until June 1992. Mr. Roth was Vice President of Administration of ASI from April 1989 until December 1992. Mr. Roth is the son of Mr. Edwin M. Roth.

     Mr. David F. Spink joined the Company in 1996. In June 1997 he was elected Chief Financial Officer and Treasurer. He has been Vice President of the Company since June, 1996. Prior to joining the Company, Mr. Spink worked 17 years at B.F. Goodrich Company in a progression of financial positions. In 1992 he was Controller of the Research Division. From 1993 to 1994 Mr. Spink was Director of Planning and Analysis for that corporation.









                                    Page 8 of

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.


     The Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol "CHM".

     During 1997, the closing sales prices on the AMEX ranged from $1.00 to $2.50. During 1996, the closing sales prices on the AMEX ranged from $1.13 to $3.88. The following table sets forth the high and low sale prices by quarter for 1997 and 1996.

                                                         Calendar Year Ended December 31,
                                                         --------------------------------
                                                      1997                                1996
                                                 ----------------                       ---------


       Quarter                                  High           Low                 High         Low
       -------                                  ----           ---                 ----         ---
First Quarter........                           2.500          1.375               2.875        1.250
Second Quarter.......                           2.188          1.250               3.875        1.250
Third Quarter........                           2.000          1.250               3.688        1.750
Fourth Quarter.......                           1.500          1.000               2.063        1.125




     As of February 27, 1998, the closing price for the Common Stock on AMEX was $1.25. As of February 27, 1998, there were 804 holders of record of Common Stock.

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



ITEM 6.  SELECTED FINANCIAL DATA


         The selected financial data for the fiscal years 1993 through 1997 are derived from the Company's audited financial statements. This information should be read in conjunction with the Company's Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, each of which is included elsewhere in this Report.






                                    Page 9 of

                             SELECTED FINANCIAL DATA
                     ( IN THOUSANDS, EXCEPT PER SHARE DATA )

                                                                         YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                      1997         1996            1995         1994            1993
                                                    --------     --------        --------     --------        --------
Statement of operations
   Data (1)
Net sales                                           $ 40,283     $ 38,914        $ 43,419     $ 44,931        $ 47,362
Cost of goods sold                                    33,628       32,783          39,123       38,066          36,988
                                                    --------     --------        --------     --------        --------
Gross profit                                           6,655        6,131           4,296        6,865          10,374
Selling, general and
   administrative expenses                             6,903        6,067           7,648        6,995           6,327
Amortization of intangibles                              997          907             869          874             862
Loss on Impairment (4)                                18,501         --              --            --             --
Restructuring charges                                   --           --              --            954            --
                                                    --------     --------        --------     --------        --------
Operating profit (loss)                              (19,746)        (843)         (4,221)      (1,958)          3,185

Other income (expense)
   Interest expense                                   (1,405)      (1,059)           (779)        (560)           (531)
   Other                                                  66           11              10           39              29
                                                    --------     --------        --------     --------        --------
                                                      (1,339)      (1,048)           (769)        (521)           (502)
                                                    --------     --------        --------     --------        --------

Earnings (Loss) before income taxes and
   extraordinary items                               (21,085)      (1,891)         (4,990)      (2,479)          2,683
Income tax benefits (expense)                              0          128           2,981          840            (944)
                                                    --------     --------        --------     --------        --------

Earnings (Loss) before extraordinary items           (21,085)      (1,763)         (2,009)      (1,639)          1,739

Extraordinary items:
   Gain (loss) due to fire (net of income taxes)        --           --              --          2,265            (884)
                                                    --------     --------        --------     --------        --------
Net earnings (loss)                                 $(21,085)    $ (1,763)       $ (2,009)    $    626        $    855
                                                    ========     ========        ========     ========        ========
Share Data :
   Earnings (Loss) per common share:
       Before extraordinary items                   $  (5.43 )   $  (0.45)       $  (0.51)    $ (0.42)        $   0 44

     Extraordinary items                                --           --              --          0.58           (0.22)
                                                    --------     --------        --------     --------        --------
     Net earnings (loss)                            $  (5.43)    $ (0. 45)       $  (0.51)    $   0.16        $   0.22
                                                    ========     ========        ========     ========        ========

Dividends paid                                          --           --              --           --              --
Weighted average common shares
   outstanding                                         3,882        3,946           3,939        3,935           3,946


                                                                         YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                      1997         1996            1995         1994            1993
                                                    --------     --------        --------     --------        --------

    Balance Sheet  Data :
Working capital                                     $  6,415     $  7,550        $  7,142     $  6,420        $ 10,883
Total assets                                        $ 29,518     $ 43,923        $ 47,272     $ 44,558        $ 49,914
Long-term debt                                      $ 15,446(2)  $ 12,246(2)     $ 10,399     $  4,512        $  9,948
Redeemable preferred stock (3)                          --       $   --          $    350         --              --
Stockholders' equity                                $  4,497(4)  $ 26,562        $ 28,444     $ 30,439        $ 29,814




                                            Page 10 of

 (1) At December 31, 1997, the Company had approximately $11,335,000 of net operating loss carryforwards available for federal income tax purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Income Taxes and Net Operating Loss Carryforwards" regarding limitations on the usage of these carryforwards.

 (2) Includes long-term obligations (less current maturities), and convertible subordinated debentures, which are convertible at the option of the holder into shares of the Company?s common stock any time after 2001. (See Note D to Financial Statements).

 (3) On October 6, 1995, the Company issued 3,500 shares of convertible preferred stock to an officer/director at a $100 per share price, which aggregated to $350,000. On October 16, 1996, the Company redeemed all of its 3,500 shares of convertible preferred stock for $350,000 from the proceeds received in conjunction with the convertible subordinated debentures. (See Notes D and G to Financial Statements.)

 (4) In accordance with FAS 121, the Company recorded a non-cash charge of $18,501,000 which is reflected as a reduction in the carrying amount of goodwill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL. This discussion should be read in conjunction with the information contained in the Financial Statements and Notes thereto of the Company contained elsewhere in this Report.





                                   Page 11 of

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales of certain items included in the Company's Statement of Operations.

                                                    Year Ended December 31,
                                                  -----------------------------
                                                  1997        1996        1995
                                                  ----        ----        ----

Net Sales ..................................     100.0%      100.0%      100.0%
  Cost of goods sold .......................      83.4%       84.2%       90.1%
                                                  ----        ----        ----
Gross profit ...............................      16.6%       15.8%        9.9%

Selling, general and administrative
  expenses .................................      17.2%       15.6%       17.6%
Amortization of intangibles ................       2.5%        2.3%        2.0%
Impairment of long lived assets ............      45.9%       --          --
                                                  ----        ----        ----
Operating profit(loss) .....................     (49.0%)      (2.2%)      (9.7%)
Interest and expense .......................       3.5%        2.7%        1.8%


FISCAL YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO 1996

         The Company's results include the results attributable to the acquisition of the Hysan Assets as of May 22, 1997. Net sales $40,284,000 for the year ended December 31, 1997 were $1,370,000, or 3.5% above the comparable period in the prior year. $4,867,000 of the current year net sales were attributed to the acquisition of Hysan Assets. Excluding acquisition related sales, net sales for the year ended December 31, 1997 were $35,417,000; $3,497,000, or 9.0% below the comparable period in the prior year. This reduction in net sales for the year is due primarily to production shortfalls caused by the difficulty of integrating the Hysan operations.

         Cost of goods sold for the year ended December 31, 1997, increased by $845,000 as compared to cost of goods sold for the same period in the prior year. This increase was due principally to increased sales unit volume during the year ended December 31, 1997. Cost of goods sold decreased as a percentage of net sales from 84.3% to 83.4% for the year ended December 31, 1996 and 1997, respectively. The decrease as a percent of net sales was due primarily to higher unit pricing in 1997.

         Selling, general and administrative expenses were $6,904,000 for the year ended December 31, 1997, or 17.1% of net sales. Selling, general and administrative expenses were $6,067,000, or 15.6% of net sales for year ended December 31, 1996. The increase in selling, general and administrative expenses was due primarily to increased shipping costs as a result of operational disruptions and increased sales commission costs both related to the Hysan acquisition.

         At December 31, 1997, in accordance with FAS 121, the Company estimated its undiscounted cash flows from operations which results indicate that an impairment of long-lived assets exists and that a write-down to fair value is required. The Company utilized an independent third party appraiser to determine fair value based upon expected future cash flows from operations discounted at a rate commensurate with the risks involved. Based upon the valuation performed, the Company recorded a non-cash charge of $18,501,000 which is reflected as a reduction in the carrying amount of goodwill.





                                    Page 12 of

         Interest expense for the year ended December 31, 1997, was 3.5% of net sales versus 2.7% for the comparable period in the prior year. Interest expense was $1,405,000 for the year ended December 31, 1997, as compared to $1,059,000 for the year ended December 31, 1996. The increase in interest expense is due to increased borrowing under the Company's senior credit facility resulting from the acquisition as well as full year accrual of interest on the 6% convertible subordinated debentures. See "Liquidity and Capital Resources".

         The Company recorded a net loss for the year ended December 31, 1997, of $21,085,000, or $5.43 per share on weighted average shares outstanding of 3,882,264. The charge for impairment of long-lived assets accounted for $18,501,000 of the loss, or $4.77 per share. This compared to a net loss of $1,762,713, or $.45 per share on weighted average shares outstanding of 3,945,618 for the same period in the prior year. The decrease in earnings for the 1997 period is due primary to the non-cash charge incurred with the impairment of long-lived assets (Described above).


FISCAL YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO 1995

         Net sales of $38,914,000 for the year ended December 31, 1996, were $4,505,000 or 10.4% below the prior year. The decrease was a result of the Company's efforts to reduce low margin sales, lower demand from automotive and industrial customers as well as decreased sales of its electronics cleaning products.

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

         Interest expense for the year ended December 31, 1996, was 2.7% of net sales versus 1.8% for the comparable period in the prior year. Interest expense was $1,059,000 for the year ended December 31, 1996, an increase of $280,000, from the year ended December 31, 1995. This increase is due to increased borrowing under the senior credit facility as well as an increase in the Company's interest rate during the first nine months of the year. The increase in interest expense as a percentage of net sales is due primarily to reduced sales. See "Liquidity and Capital Resources".

         The Company recorded a net loss for the year ended December 31, 1996, of $1,762,713 or $.45 per share on weighted average shares outstanding of 3,945,618. This compared to a net loss of $2,008,606, or $.51 per share on weighted average shares outstanding of 3,939,348.





                                    Page 13 of

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 1997, the Company had approximately $11,335,000 of net operating loss carryforwards. However, due to a change in ownership during 1992, the Company has an annual limitation of approximately $850,000 in the utilization of its net operating loss carryforwards. In addition, due to losses in 1997, 1996 and 1995 and the realization in 1994 of built-in gains, approximately $10,000,000 of the carryforwards may be utilized beyond the current annual limitation to offset future taxable income. Except as discussed below, and subject to limitations of the Internal Revenue Code of 1986, as amended (the "Code"), the NOLs should be available to offset future income of the Company. Use of the NOLs to reduce future taxable income may subject the Company to an alternative minimum tax.

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

         The Company had no income tax expense in 1997. The income tax benefit of $127,600 for the year ended December 31, 1996, consists of approximately $11,000 of current federal income taxes and approximately $138,600 of deferred tax benefits. The income tax benefit of $2,981,000 for the year ended December 31, 1995, consists of $1,006,000 of current refundable federal income taxes and approximately $1,975,000 of deferred federal income tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company's ratio of current assets to current liabilities was 1.75 to 1 and the quick ratio (cash and cash equivalents, and accounts receivable, divided by current liabilities) was .66 to
1. As of December 31, 1996, the Company's ratio of current assets to current liabilities was 2.48 to 1 and the quick ratio (described above) was 1.26 to 1. The decrease in liquidity is due primarily to increases in the current portion of the Company's long debt under the senior credit facility and increased accounts payable to support higher inventory levels from the integration of the Hysan operations.

         During the twelve months ended December 31, 1997, the Company incurred $1,405,000 in interest expense, of which $240,000 was accrued to the carrying value of the 6% convertible subordinated debentures, and made interest payments totaling $1,124,000. Accrued interest at December 31, 1997, was $108,000. Accrued interest reflected in the carrying value of the 6% convertible subordinated debentures was $290,000 at December 31, 1997.

         On May 22, 1997 the Company, in connection with the acquisition of the Hysan Assets, executed an amendment to its current agreement (the "Credit Agreement") with its senior lender Star Bank, N.A. The amended Credit Agreement provides for the $15,000,000 facility which expires on December 31, 2000, comprised of a revolving line of credit and three term loans. Borrowings on the revolving line of credit and two of the term loans bear interest at the prime rate plus 1.5%, subject to decrease if certain ratios and financial tests are met. The first of these two term loans for $2,680,000 amortizes in forty-seven consecutive monthly installments of $55,833 commencing June 1, 1998 with a forty-eighth and final principal payment of $55,849. The second of these term loans for $1,500,000 amortizes in four equal consecutive monthly payments of $375,000 commenced on July 1, 1997 and was paid off in 1997. The third term loan bears interest at the prime rate plus 4.5%, subject to decrease if certain financial tests are met. This term loan for $1,000,000 amortizes in seventeen consecutive monthly installments of $55,555 commencing July 1, 1997 with an eighteenth and final installment of $55,565.

         Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relate to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. Based on 1997 financial performance the senior lender has revised the various covenants by amending the Credit Agreement. The Company is currently in compliance with all of the covenants. Such amendment requires that such financial covenants for the future be revised in a form mutually agreeable to the bank and the Company no later than May 15, 1998. Such amendment further requires that the Company provide an acceptable plan to the bank no later than April 30, 1998 to provide additional capital for the Company and consummate such plan no later than May 30, 1998. The failure to do so would constitute an event of default under the Credit Agreement. As of December 31, 1997, approximately $591,000 as unused and available under the Credit Agreement.

         In addition to the Credit Agreement, the Company is a borrower under an installment note dated October 15, 1995 to a bank. The borrowing is collateralized by a building which serves as the Company's distribution center and corporate offices. Interest is payable monthly at l/4% over the bank's prime rate. As of December 31, 1997, the Company had $794,013 remaining on the note. Effective January, 1998, the Company refinanced the mortgage with a new $1,125,000 with a new bank. The note, which bears interest at 8.75%, requires twelve monthly interest only payments until February 1, 1999. Commencing on February 1, 1999, the note requires 167 monthly principal and interest payments of $11,790, the final payments being due on November 1, 2012. The borrowing is collateralized by a facility which serves as the Company's distribution center and corporate offices.

         On May 22, 1997, the Company acquired the Hysan Assets for an estimated purchase price of $7,432,000 including of expenses related to the transaction. The asset purchase agreement required that $500,000 of the purchase price be deposited in escrow with a bank in order to secure any adjustments to the purchase price that may be necessary pursuant to the asset purchase agreement and to secure Hysan's indemnification obligations thereunder. The purchase price is subject to adjustment based upon the final disposition of accounts receivable and inventory. The Company believes that it is entitled to certain adjustments and recoveries from such escrow. Such adjustments and recoveries are being disputed by the Seller. During the third quarter of 1997 the Company incurred an additional $225,000 of expenditures relating to the acquisition.

         Net cash provided by operating activities was $4,376,000 in 1997, versus cash used of $587,000 for 1996, and net cash used by operating activities of $2,650,000 for 1995. Net capital expenditures were $932,000, $156,000, and $3,685,000 respectively, for the three years 1997, 1996, and 1995. The Company expects to spend approximately $800,000 in capital expenditures for 1998 to be funded from operating cash flows and borrowings under the senior credit facility. Under current business conditions, and assuming that the Company and its senior lender agree on revised financial covenants and the plan to provide additional capital is consummated on a timely basis, the Company expects no significant change in its liquidity position during the current fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                            PART IV

     ITEM 14. EXHIBITS; FINANCIAL STATEMENT SCHEDULES; REPORTS ON FORM 8-K

The Index to Financial Statements and Financial Statement Schedules is listed below.

    Reports on Form 8-K.

1. The Company filed a Form 8-K on June 6, 1997, on which it announced the acquisition of the Hysan Assets.

2. The Company filed a Form 8-K/A on August 5, 1997, on which it disclosed Audited Financial Statements of Business Acquired (Hysan Corporation) as well as Proforma Financial Information.


      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                Pg No.

Report of Independent Certified Public Accountants............... F-1

Balance Sheets
   December 31, 1997 and 1996.............................. F-2 & F-3

Statements of Operations
   December 31, 1997, 1996 and 1995.............................. F-4

Statements of Stockholders' Equity
   December 31, 1997, 1996, and 1995............................. F-5

Statements of Cash Flows
   December 31, 1997, 1996, and 1995....................... F-6 & F-7

Notes to Financial Statements............................. F-8 - F-23

Report of Independent Certified Public Accountants
   on Schedules................................................. F-24

Schedule II - Valuation and Qualifying Accounts
                December 31, 1997, 1996 and 1995................ F-25







                                   Page 17 of

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 1997.

                       SPECIALTY CHEMICAL RESOURCES, INC.




                                    By:/s/ Edwin M. Roth
                                          -------------------------------------
                                          Edwin M. Roth
                                          C.E.O. and Chairman of the Board


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


         NAME                                        TITLE                      DATE
         ----                                        -----                      ----
/s/ Edwin M. Roth                       C.E.O. and Chairman                April 13, 1998
----------------------------            of the Board (Principal
   Edwin M. Roth                        Executive Officer)


/s/ Corey B. Roth                       President, Chief Operating
----------------------------            Officer, and Director              April 13, 1998
Corey B. Roth


/s/ David F. Spink                      Vice President, Chief              April 13, 1998
----------------------------            Financial Officer,
David F. Spink                          Treasurer, and Asst.
                                        Secretary


/s/ George N. Aronoff                   Director                            April 13, 1998
----------------------------
George N. Aronoff


/s/ Victor Gelb                         Director                            April 13, 1998
-----------------------------
Victor Gelb


/s/ Lionel N. Sterling                  Director                             April 13, 1998
-----------------------------
Lionel N. Sterling


/s/ Geoffrey J. Colvin                  Director                             April 13, 1998
-----------------------------
Geoffrey J. Colvin


/s/ Terence J. Conklin                  Director                             April 13, 1998
-----------------------------
Terence J. Conklin



                                                     Page 18 of

                                INDEX TO EXHIBITS
Exhibit                                                                   Page
Number

3.01    The Amended and Restated Bylaws of the Company were filed as Exhibit
        3.03 to the Company's Form S-1 Registration Statement (Registration No.
        2-78134) and are incorporated herein by reference......................

3.02 The Restated Certificate of Incorporation of the Company was filed as an exhibit to Company's Second Modified Plan of Reorganization which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated
        December 9, 1986, and is incorporated herein by reference..............

3.03 Amendment, effective December 12, 1991, to the Company's Restated Certificate of Incorporation was filed as Exhibit 3.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and is incorporated herein by reference..............................................................

3.04 Amendment, effective February 26, 1992, to the Company's Restated Certificate of Incorporation was filed as Exhibit 3.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and is incorporated herein by reference......................................

3.05    The Amended and Restated Bylaws of the Company were filed as Exhibit
        3.01 to the Company's Form 8-K on June 8, 1995 and are incorporated by reference herein.......................................................

4.01 Specimen Stock Certificate of the Company was filed as Exhibit 4.5 to the Company's Registration Statement on Form S-2, File No. 33-43092, and
        is incorporated herein by reference....................................

4.02 Open ended mortgage note dated October 6, 1995 between the Company and National City Bank, was filed as Exhibit 4.08 to the Company?s Form 10-K for the year ended December 31, 1995 and is incorporated by herein by reference..............................................................

4.03 Indenture Agreement between the Company and Bank One, N.A. dated October 15, 1996 was filed as Exhibit 4.1 to the Company?s Form 10-Q for its quarter ended September 30, 1996 and is incorporated by reference herein

4.04 The Credit Agreement between the Company and Star Bank, N.A. dated September 18, 1996 was filed as an exhibit to the Company?s current Form 8-K, dated September 23, 1996 an is incorporated by reference herein...

4.05 Indemnification Agreement between the Company and Martin Trust and CEW Partners dated August 30, 1996 was filed as Exhibit 4.5 to the Company?s Registration Statement (Registration Number 333-09879) and is
        incorporated by reference herein......................................

l0.01 1989 Non-Qualified and Incentive Stock Option Plan of the Company was filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended January 1, 1989 and is incorporated herein by reference

10.02 Form of option agreement pursuant to 1989 Incentive Stock Option Plan of the Company was filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended January l, 1989 and is incorporated herein by reference...........................................................

10.03   1989 Outside Directors' Stock Option Plan of the Company was filed as
        Exhibit 10.5 to the Company's Registration Statement on Form S-2, File
        No. 33-43092 and is incorporated by reference herein...................



                                      -EX 1-

Exhibit                                                               Page
Number

10.04 First Amendment to 1989 Non-Qualified and Incentive Stock Option Plan of the Company, adopted October 3, 1991, was filed as Exhibit 10.12 to the Company's Registration Statement on Form S-2, File No. 33-43092 and is incorporated by reference herein.................................................................

10.05 Second Amendment to 1989 Non-Qualified and Incentive Stock Option Plan of the Company, dated February 26, 1992, was filed as Exhibit 10.12 to the Company's Registration Statement on Form S-2, File No. 33-43092 and
        is incorporated by reference herein....................................

10.06 First Amendment to 1989 Outside Directors' Stock Option Plan of the Company, adopted October 3, 1991, was filed as 10.9 to the Company's Registration Statement on Form S-2, File No. 33-43092 and is
        incorporated by reference herein......................................

10.07 Second Amendment to the 1989 Outside Directors' Stock Option Plan, dated February 26, 1992, was filed as Exhibit 10.13 to the Company's Registration Statement on Form S-2, File No. 33-43092 and is
        incorporated by reference herein.......................................

10.08 Agreement between ASI and Teamsters Local Union No. 416, dated November 17, 1993 and effective as of August 15, 1993 was filed as exhibit 10.10 on the Company's annual report on for the year ended December 31, 1993 and is incorporated by reference herein..............................

10.09 Agreement between ASI and Teamsters Local Union No. 416, dated January 12, 1992, and effective as of December 23, 1991 was filed as Exhibit
        10.11 to the Company's Registration Statement on Form S-2, File No.
        33-43092 and is incorporated by reference herein......................

10.10 Lease between ASI and Dutton Company, dated October 7, 1987 as amended May 4, 1989, was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 2-78134, and is incorporated herein by reference....................................

10.11   Lease amendment between Specialty Chemical Resources, Inc. (assignee of
        ASI) and the 9150 Group dated July 25, 1994............................

10.12 Agreement between ASI and Teamsters Union Local No. 416 dated May 1, 1995 and effective as of December 16, 1994 was filed as Exhibit 10.14 on the Company's Form 10-Q for the quarter ended March 31, 1995 and is incorporated by reference herein.......................................

10.13 Restricted Stock Award Agreement dated July 25, 1995 between the Company and John H. Ehlert was filed as Exhibit 10.15 on the company's Annual
        Report on Form 10-K for the year ended December 31, 1995.............

10.14 Agreement of Settlement and Release, dated as of July 21, 1995, among the Company, the Directors, the Committee and the individual members of the Committee was filed as Exhibit 10.01 to the Company's Form 8-K on
        July 8, 1995 and is incorporated by reference herein..................

10.15 Promissory Note between Specialty Chemical Resources, Inc. and Metropolitan Savings Bank dated December 5, 1997 is incorporated by reference .........................................................

10.16 Amendment of the Credit Agreement between Specialty Chemical Resources, Inc. and Star Bank N.A. dated April 14, 1998 is incorporated by reference..............................................................

23.00   Independent Auditor's Report..........................................

27.00   Financial Data Schedule................................................

                             -EX 2-