Form 10-Q
period 1998-03-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1998-05-15
CIK 703645

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


For the quarter ended March 31, 1998       Commission file number 1-11013


                       SPECIALTY CHEMICAL RESOURCES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                              34-1366838
              --------                              ----------
             (State of incorporation)     (I.R.S. Employer I.D. No.)

                9055 S. Freeway Drive, Macedonia, Ohio          44056
                --------------------------------------         ------
               (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (330) 468-1380
                                                     ---------------


         Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes__X__ No_____.

         The number of outstanding shares of the registrant's common stock as of April 27, 1998 was 3,882,261. The registrant has no other class of stock outstanding.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                       Specialty Chemical Resources, Inc.

                                    Form 10-Q

                      For the quarter ended March 31, 1998

                                      Index



Part I    Financial Information                                             Page


       Item 1.     Financial Statements.......................................3

                   Condensed Balance Sheets.................................3-4

                   Condensed Statements of Operations, 3 Months...............5

                   Condensed Statements of Cash Flows, 3 Months...............6

                   Notes to Financial Statements..............................7

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...........8-10


Part II Other Information

       Item 1.     Legal Proceedings.........................................10

       Item 6.     Exhibits & Reports on Form 8-K............................10

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets



                                                         March 31, 1998           December 31, 1997
                                                           (Unaudited)                 (Audited)
                                                           -----------                 ---------
Current assets
    Cash and cash equivalents                            $      3,100                  $      3,100
  Accounts Receivables                                      5,447,097                     5,338,168
  Receivable - other                                          607,409                        43,657
  Inventories - LIFO                                        8,775,893                     8,944,905
  Prepaid expenses                                            487,491                       360,196
                                                         ------------                  ------------
 Total current assets                                      15,320,990                    14,990,026


Property, plant and equipment
    At cost                                                18,048,474                    17,740,267
    Less accumulated depreciation
     and amortization                                      (5,832,121)                   (5,536,789)
                                                         ------------                  ------------
                                                           12,216,353                    12,203,478

Other assets
    Goodwill                                                2,003,249                     2,091,103
    Other                                                     238,972                       233,271
                                                         ------------                  ------------
                                                            2,242,221                     2,324,374
                                                         ------------                  ------------


         Total assets                                    $ 29,779,564                  $ 29,517,878
                                                         ============                  ============



See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.


                                                               March 31, 1998        December 31, 1997
                                                                (Unaudited)              (Audited)
                                                                -----------             ---------
Current liabilities
    Current Maturities                                         $  1,070,119             $  1,057,497
    Accounts payable                                              6,495,923                6,893,119
    Accrued expenses                                                645,416                  624,759
                                                               ------------             ------------
         Total current liabilities                                8,211,458                8,575,375


Long-term obligations                                            16,544,208               15,445,820


Stockholders' equity
    Preferred stock - $.01 par value;
         authorized 1,996,500 shares
    Common Stock - $.10 par value;
         authorized 13,000,000 shares;
         issued 3,947,764 and
         3,947,764 shares respectively                              394,777                  394,777
    Additional paid in capital                                   41,935,125               41,935,125
    Less common stock in treasury,
         at cost; 65,500 shares                                    (118,722)                (118,722)
Accumulated deficit                                             (37,187,282)             (36,714,497)
                                                               ------------             ------------

                                                                  5,023,898                5,496,683
                                                               ------------             ------------

                                                               $ 29,779,564             $ 29,517,878
                                                               ============             ============

See accompanying Notes to Financial Statements.


                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 3 month periods ended:

                                                           March 31, 1998               March 31, 1997
                                                           --------------               --------------

Net Sales                                                   $ 10,071,986                 $ 10,197,079

Cost of Goods Sold                                             8,266,891                    8,168,782
                                                            ------------                 ------------

    Gross profit                                               1,805,095                    2,028,297

Selling, general and administrative
    Expenses                                                   1,776,882                    1,577,125
Amortization of intangibles                                      106,550                      258,961
                                                            ------------                 ------------

    Operating profit                                             (78,337)                     192,211

Other (income) expense
    Interest expense                                             394,448                      258,068
    Other                                                           - 0-                      (21,806)
                                                            ------------                 ------------
                                                                 394,448                      236,262
                                                            ------------                 ------------
         Earnings (loss) before income
         Taxes                                                  (472,785)                     (44,051)

Income taxes                                                        --                           --
                                                            ------------                 ------------

         Earnings (loss)                                    $   (472,785)                $    (44,051)
                                                            ============                 ============


Earnings (loss) per common share:                           $       (.12)                $       (.01)


Weighted average shares outstanding                            3,882,261                    3,882,102

See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 3 month periods ended:


                                                              March 31, 1998       March 31, 1997
                                                              --------------       --------------

Net cash provided by
    operating activities                                       $   (724,107)         $    758,112


Net cash (used) by
    investing activities                                           (326,903)             (166,274)

Cash flows from financing activities:
    Payments on revolver                                        (13,507,045)           (7,591,184)
    Proceeds from revolver                                       14,558,055             6,965,119
                                                               ------------          ------------

         Net cash provided (used) by
         financing activities                                     1,051,010              (626,065)
                                                               ------------          ------------

         Net increase (decrease) in cash
         and cash equivalents                                           -0-               (34,227)

Cash and cash equivalents at
    beginning of period                                               3,100               168,641
                                                               ------------          ------------

Cash and cash equivalents at end
    of period                                                  $      3,100          $    134,414
                                                               ============          ============



See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                          Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

    The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (the Company) at December 31, 1997 and March 31, 1998 and the results of operations and cash flows for the interim periods ended March 31, 1998 and 1997.

    Any significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.



Note B - Inventories

    Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

    The Company's inventories consisted of the following at:


                                                 March 31,           December 3l,
                                                   1998                  1997
                                                   ----                  ----

Raw materials                                   $5,160,522          $5,416,048
Finished goods                                   4,310,928           4,224,414
                                                ----------          ----------
     Total FIFO cost                             9,471,450           9,640,462

 Less: Excess of FIFO cost over
              LIFO                                 695,557             695,557
                                                ----------          ----------
     Total LIFO cost                            $8,775,893          $8,994,905
                                                ----------          ----------



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


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                        ---------
                                                                                  1998             1997
                                                                                  ----             ----

Net sales    .............................................................      100.0%            100.0%

Cost of goods sold........................................................       82.1%             80.1%
                                                                                ------            ------

    Gross profit..........................................................       17.9%             19.9%

Selling, general and administrative expenses..............................       17.6%             15.5%

    Operating profit......................................................        (.8%)             1.9%

Interest expense..........................................................        3.9%              2.5%




THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

         Net sales of $10,072,000 for the three-month period ended March 31, 1998, were $125,000, or 1.2%, below the comparable period in the prior year. The decrease was primarily due to lower sales of higher price automotive products which more than offset a 2.4% unit volume increase from the prior year.

         Cost of goods sold increased as a percentage of net sales from 80.1% to 82.1% for the three-month period ended March 31, 1998, as compared to the same period of the prior year. Cost of good sold dollars increased by $98,000 for the three months ended March 31, 1998, as compared to the same period in the prior year. The increase in the 1998 period is due to higher labor costs, partially due to higher labor rates and partially due to additional staff employed to reduce production backlog.

         Selling, general and administrative expenses were $1,777,000 for the three-month period March 31, 1998, or 17.6% of net sales. Selling, general and administrative expenses were $1,577,000, or 15.5% of net sales for the same period in 1997. The increase in selling, general and administrative expense dollars is due to costs associated with the integration of the Hysan operations. In May 1997, the Company acquired substantially all of the non-real estate assets of the Hysan Corporation.

         Interest expense for the three months ended March 31, 1998, was 3.9% of net sales versus 2.5% for the comparable period in the prior year. Interest expense was $394,000 for the three months ended March 31, 1998, an increase of $136,000 from the three months ended March 31, 1997. The increase in interest expense is due to increased borrowings under the senior credit facility which was due to the acquisition of the Hysan assets. See "Liquidity and Capital Resources".

         The Company experienced a net loss for the three months ended March 31, 1998, of $472,785, or $.12 per share on weighted average shares outstanding of 3,882,261. This compared to a net loss of $44,000, or $.01 per share on weighted average shares outstanding of 3,882,102 for the same period in the prior year. At December 31, 1997, in accordance with FAS121, the Company determined that an impairment of long lived assets existed and accordingly wrote down to fair value those assets. The net loss in 1998 reflects a reduction in amortization charges to Goodwill approximating $152,000 during the first quarter of 1998. Had the Company incurred these non-cash charges the net loss would have been $624,785, or $.16 per share on weighted average shares outstanding of 3,882,261.

Liquidity and Capital Resources

         As of March 31, 1998, the Company's ratio of current assets to current liabilities was 1.87 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .74 to 1.

         During the three months ended March 31, 1998, the Company incurred $394,000 in interest expense of which $60,000 was accrued to the carrying value of the 6% convertible subordinated debentures, and made interest payments totaling $336,000. Accrued interest at March 31, 1998, was $106,000. Accrued interest reflected in the carrying value of the 6% convertible subordinated debentures was $350,000 at March 31, 1998.

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

         Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relates to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. Based on 1997 financial performance the senior lender has revised the various covenants by amending the Credit Agreement. Such amendment requires that such financial covenants for the future be revised in a form mutually agreeable to the bank and the Company no later than May 15, 1998. Such amendment further requires that the Company provide an acceptable plan to the bank no later than April 30, 1998 to provide additional capital for the Company and consummate such plan no later than May 30, 1998. The Company is currently in compliance with all of the covenants and with all terms of the amended credit agreement. The failure to do so would constitute an event of default under the Credit Agreement. As of March 31, 1998, approximately $142,000 as unused and available under the Credit Agreement.

         During January, 1998, the Company refinanced the mortgage on its distribution center and corporate offices with a $1,125,000 note and a new bank. The note, which bears interest at 8.75%, requires twelve monthly interest only payments until February 1, 1999. Commencing on February 1, 1999, the note requires 167 monthly principal and interest payments of $11,790, the final payments being due on November 1, 2012. The borrowing is collateralized by a facility which serves as the Company's distribution center and corporate offices.

         The Company spent $308,000 on capital improvements during the period ended March 31, 1998. In addition, the Company expects to spend approximately $342,000 on capital improvements during the balance of the current fiscal year which are to be funded from operating cash flows and borrowings under the credit agreement. Subject to the Company's ability to generate additional capital on terms satisfactory to its bank, the Company expects no significant change in its liquidity position during the current fiscal year.



Part II - Other Information



Item 1. Legal Proceedings

         There have been no material changes in the status of legal proceedings pending against the Company.



Item 6. Exhibits and Reports on Form 8-K

(a) The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Specialty Chemical Resources, Inc.









         By:/s/ David F. Spink                                      May 14, 1998
         ---------------------
                  David F. Spink
                  Vice President, Chief Financial Officer,
                  Treasurer, and Asst. Secretary