Form 10-Q
period 1998-06-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1998-08-14
CIK 703645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


    For the quarter ended June 30, 1998    Commission file number 1-11013


                       SPECIALTY CHEMICAL RESOURCES, INC.
              Exact name of registrant as specified in its charter


                       Delaware                   34-1366838
                State of incorporation     I.R.S. Employer I.D. No.


                  9055 S. Freeway Drive; Macedonia, Ohio 44056
               Address of principal executive offices and zip code


                                  (330)468-1380
               Registrant's telephone number, including area code



     Indicate by a check mark whether the Registrant(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety(90) days. Yes__X__ No_____.

     The number of outstanding shares of the Registrant's common stock as of July 27, 1998 was 3,882,260.

--------------------------------------------------------------------------------
_________________________________Page 1 of 16___________________________________

                       Specialty Chemical Resources, Inc.

                                    Form 10-Q


                       For the quarter ended June 30, 1998

                                      Index



Part I    Financial Information                                  Page


  Item 1. Financial Statements......................................3

          Condensed Balance Sheets..................................3

          Condensed Statements of Operations, 3 months..............5

          Condensed Statements of Operations, 6 months..............6

          Condensed Statements of Cash Flows, 3 months..............7

          Condensed Statements of Cash Flows, 6 months..............8

          Notes to Financial Statements.............................9


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations............10


Part II   Other Information

  Item 1. Legal Proceedings........................................14

  Item 4. Submission of Matters to a Vote of Security Holders......14

  Item 6. Exhibits & Reports on Form 8-K...........................15

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets


                                     June 30, 1998     December 31, 1997
                                      (Unaudited)         (Audited)
                                      -----------         ---------
Current assets
  Cash and cash equivalents          $     3,100         $     3,100
  Accounts receivables                 5,238,247           5,338,168
  Receivable - Other                     770,727             343,657
  Inventories - LIFO                   7,941,711           8,944,905
  Prepaid expenses                       527,254             360,196
                                     -----------         -----------
       Total current assets           14,481,039          14,990,026


Property, plant and equipment
 At cost                              18,207,565          17,740,267
   Less accumulated depreciation
     and amortization                 (6,157,952)         (5,536,789)
                                     -----------         -----------
                                      12,049,613          12,203,478

Other assets
   Goodwill                            1,896,665           2,091,103
   Other                                 243,698             233,271
                                     -----------         -----------
                                       2,140,363           2,324,374
                                     -----------         -----------


       Total assets                  $28,671,015         $29,517,878
                                     ===========         ===========



See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets
                                   (continued)

                                      June 30, 1998     December 31, 1997
                                       (Unaudited)          (Audited)
                                       -----------          ---------
Current liabilities

  Current maturities                 $    907,464        $  1,057,497
  Accounts payable                      4,803,493           6,893,119
  Accrued expenses                        487,400             624,759
                                     ------------        ------------
      Total current liabilities         6,198,357           8,575,375


Long-term obligations                  17,543,170          15,445,820




Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 1,996,500 shares
  Common stock - $.10 par value;
    authorized 13,000,000 shares;
    issued and outstanding 3,947,760
    and 3,947,760                         394,777             394,777
  Additional paid in capital           41,935,125          41,935,125
  Less common stock in treasury,
     At cost; 65,500 shares              (118,722)           (118,722)
  Accumulated deficit                 (37,281,692)        (36,714,497)
                                     ------------        ------------

                                        4,929,488           5,496,683
                                     ------------        ------------


                                     $ 28,671,015        $ 29,517,878
                                     ============        ============



See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 3 month periods ended:


                                   June 30, 1998        June 30, 1997
                                   -------------        -------------

Net sales                            $9,314,165           $9,355,703

Cost of goods sold                    7,295,234            7,532,557
                                     ----------           ----------
Gross profit                          2,018,931            1,823,146

Selling, general and administrative
   expenses                           1,599,701            1,414,414
Amortization of intangibles             106,584              256,361
                                     ----------           ----------
     Operating profit (loss)            312,646              152,371


Other (income) expense
  Interest expense                      407,056              341,109
  Other                                     -0-              (27,771)
                                     ----------           ----------
                                        407,056              313,338
                                     ----------           ----------
     Earnings (loss) before income
     taxes                              (94,410)            (160,967)

Income taxes                                -0-                  -0-
                                     ----------           ----------

     Earnings (loss)                    (94,410)            (160,967)
                                     ==========           ==========



Earnings (loss) per common share:    $     (.02)          $     (.04)


Weighted average shares outstanding   3,882,261            3,882,210




See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 6 month periods ended:

                                     June 30, 1998      June 30, 1997
                                     -------------      -------------

Net sales                              $19,386,151       $19,552,782

Cost of goods sold                      15,640,265        15,701,339
                                       -----------       -----------

     Gross profit                        3,745,886         3,851,443

Selling, general and administrative
   expenses                              3,298,443         2,991,539
Amortization of intangibles                213,134           515,322
                                       -----------       -----------

    Operating profit                       234,309           344,582

Other (income) expense
  Interest expense                         801,504           599,177
  Other                                        -0-           (49,577)
                                       -----------       -----------
                                           801,504           549,600
     Earnings (loss) before income
     taxes                                (567,195)         (205,018)

Income taxes (benefit)                         -0-               -0-
                                       -----------       -----------
     Earnings (loss)                      (567,195)         (205,018)



Earnings (loss) per common share:      $      (.15)      $      (.05)


Weighted average shares outstanding      3,882,261         3,882,156



See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 3 month periods ended:


                                      June 30, 1998     June 30, 1997
                                      -------------     -------------


Net cash provided (used) by operating
  activities                            $  (606,366)      $ 1,695,068

Cash flows from investing activities:
 Capital expenditures, other               (159,545)         (409,523)
 Purchase of assets from Hysan Corp.            -0-        (6,785,000)
                                        -----------       -----------
      Net cash (used) by investing
       activities                          (159,545)       (7,194,523)

Cash flows from financing activities:
  Proceeds from notes                     1,500,000               -0-
  Payments on revolver                   (8,264,884)      (15,098,316)
  Proceeds on revolver                    7,530,795        20,505,966
                                        -----------       -----------

       Net cash provided (used) by
         financing activities               765,911         5,407,650
                                        -----------       -----------

       Net increase (decrease) in cash
         and cash equivalents                   -0-           (91,805)

Cash and cash equivalents at beginning
  of period                                   3,100           134,414
                                        -----------       -----------

Cash and cash equivalents at end
  of period                             $     3,100       $    42,609
                                        ===========       ===========



See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 6 month periods ended:


                                       June 30, 1998    June 30, 1997
                                       -------------    -------------


Net cash provided (used) by operating
  activities                            $ (1,330,473)    $  2,453,180

Cash flows from investing activities:

  Capital expenditures, other               (486,448)        (575,797)
  Purchase of assets from Hysan Corp.            -0-       (6,785,000)
                                        ------------     ------------

       Net cash (used) by investing
         activities                         (486,448)      (7,360,797)

Cash flows from financing activities:
  Proceeds from notes                      1,500,000              -0-
  Payments on revolver                   (21,771,929)     (22,689,500)
  Proceeds on revolver                    22,088,850       27,471,085
                                        ------------     ------------

       Net cash provided (used) by
        financing activities               1,816,921        4,781,585
                                        ------------     ------------

       Net increase (decrease) in cash
         and cash equivalents                    -0-         (126,032)
Cash and cash equivalents at beginning
  of period                                    3,100          168,641
                                        ------------     ------------

Cash and cash equivalents at end
  of period                             $      3,100     $     42,609
                                        ============     ============




See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                          Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (the "Company") at December 31, 1997 and June 30, 1998 and the results of operations and cash flows for the interim periods ended June 30, 1998 and 1997.

     Any significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.

Note B - Inventories

     Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

     The Company's inventories consisted of the following at:

                                         June 30,       December 31,
                                           1998            1997
                                        ----------      ----------

       Raw materials                    $4,689,554      $5,416,048
       Finished goods                    3,947,714       4,224,414
                                        ----------      ----------
         Total FIFO cost                 8,637,268       9,640,462

       Less: Excess of FIFO cost over
             LIFO                          695,557         695,557
                                        ----------      ----------
         Total LIFO cost                $7,941,711      $8,944,905
                                        ----------      ----------

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

                                              Six Months Ended   Three Months Ended
                                                  June  30,            June 30,
                                              ----------------   ------------------
                                               1998      1997       1998      1997
                                               ----      ----       ----      ----
Net sales...................................  100.0%    100.0%     100.0%    100.0%

Cost of goods sold..........................   80.7%     80.3%      78.3%     80.5%

  Gross profit..............................   19.3%     19.7%      21.7%     19.5%

Selling, general and administrative expenses   17.0%     15.3%      17.2%     15.1%

  Operating profit.(loss)....................   1.2%      1.8%       3.4%      1.6%

Interest expense............................    4.1%      3.1%       4.4%      3.6%


         Net sales of $19,386,000 for the six months ended June 30, 1998 were $167,000, or 1% below the comparable period in the prior year. The decrease is due to reduced unit volume of the Company's Automotive Products.

         For the second quarter ended June 30, 1998, net sales of $9,314,000 were $42,000 below the comparable period in the prior year. The decrease in net sales is due to the same reasons discussed above with respect to the six-month period.

Cost of goods sold for the six-month period ended June 30, 1998, decreased by $61,000 as compared to the same period in the prior year. This decrease was due principally to a refund of Worker's Compensation Insurance premiums. Cost of goods sold increased as a percentage of net sales from 80.3% to 80.7% for the six-month periods ended June 30, 1997 and 1998, respectively.

     Cost of goods sold decreased by $237,000 for the three-months ended June 30, 1998 as compared to the same period in the prior year. This decrease was due principally to the same reason discussed above with respect to the premium refund. Cost of goods sold decreased as a percentage of net sales from 80.5% to 78.3% for the three-months ended June 30, 1998 as compared to the same period in the prior year. The decrease as a percentage of net sales was due to the same reason discussed above with respect to the premium refund.

         Selling, general and administrative expenses were $3,298,000 for the six-month period June 30, 1998, or 17.0% of net sales. Selling, general and administrative expenses were $2,992,000 or 15.3% of net sales for the six-month period ended June 30, 1997. The increase in selling, general and administrative expense dollars is due to increased staffing and compensation costs and increased freight charges which were the result of the acquisition of the Hysan assets in May, 1998. See "Liquidity and Capital Resources".

         Selling, general and administrative expenses were $1,600,000 for the quarter ended June 30, 1998, or 17.2% of net sales. Selling, general and administrative expenses were $1,414,000, or 15.1% of net sales for the three-month period ended June 30, 1997. The increase in selling, general and administrative expense is due to increased compensation costs and increased freight charges which were the result of the acquisition of the Hysan assets in May, 1998. See "Liquidity and Capital Resources".

         Interest expense for the six-months ended June 30, 1998, was 4.1% of net sales versus 3.1% for the comparable period in the prior year. Interest expense was $802,000 for the six-months ended June 30, 1998 as compared to $599,000 for the six-months ended June 30, 1997. The increase in interest expense is due to increased borrowing under the Company's senior credit facility which was due to the acquisition of the Hysan assets in May, 1998. See "Liquidity and Capital Resources".

         Interest expense for the quarter ended, June 30, 1998, was 4.4% of net sales versus 3.6% for the comparable period in the prior year. Interest expense was $407,000 for the quarter ended June 30, 1998 as compared to $341,000 for the same period in 1997. The increase in interest expense is due to increased borrowings under the Company's senior credit facility. See "Liquidity and Capital Resources".

    The Company recorded a net loss for the six-months ended June 30, 1998 of $567,195, or $.15 per share on weighted average shares outstanding of 3,882,261. This compared to a net loss of $205,018, or $.05 per share on weighted average shares outstanding of 3,882,156 for the same period in the prior year.

         For the quarter ended June 30, 1998, the Company had a net loss of $94,410, or $.02 per share on weighted average shares outstanding of 3,882,261 as compared to a net loss of $160,967, or $.04 per share on weighted average shares outstanding of 3,882,210 for the same period in the prior year.

Liquidity and Capital Resources

     As of June 30, 1998, the Company's ratio of current assets to current liabilities was 2.34 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .97 to 1.

         During the six-months ended June 30, 1998, the Company incurred $802,000 in interest expense and made interest payments totaling $779,000. Accrued interest at June 30, 1998 was $108,000. Most of the Company's interest expense is related to the Company's credit agreement, the $4,000,000 of 6% subordinated convertible debt, issued October, 1996 and the $1,500,000 12% subordinated notes, issued June 15, 1998.

         On May 22, 1997 the Company, in connection with the acquisition of the Hysan Assets, executed an amendment to its current credit agreement (the "Credit Agreement") with its senior lender Star Bank, N.A. The amended Credit Agreement provides for a $15,000,000 facility which expires on December 31, 2000, comprised of a revolving line of credit and three term loans. Borrowings on the revolving line of credit and two of the term loans bear interest at the prime rate plus 1.5%, subject to decrease if certain ratios and financial test are met. Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relates to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. Based on 1997 financial performance, the senior lender has revised the various covenants by amending the Credit Agreement. Such amendment further required that the Company provide an acceptable plan to the bank to provide additional capital for the Company. The Company is currently in compliance with all of the covenants and with all terms of the amended Credit Agreement. On May 20, 1998 the Company and its senior lender executed a third amendment to the Credit Agreement related to the implementation of the Company's recapitalization plan. The amendment supercedes the repayment schedules on the two continuing term loans from the first amendment. The first of these two term loans amortizes in forty-seven consecutive monthly installments of $55,833 commencing December 1, 1998 with a forty-eighth and final principal payment of $55,849. The second remaining term loan, as amended, bears interest at the prime rate plus 4.5%, subject to decrease if certain financial tests are met. The second remaining term loan had an unamortized balance of $444,450 as of April 30, 1998 and is payable in consecutive monthly installments of $55,555 commencing August 1, 1998. Further, the senior lender has agreed to lend to the Company an additional $300,000 based on the meeting of certain financial tests in April, May and June of 1998. As of June 30, 1998, these tests were met.

         As of June 30, 1998, approximately $460,000 was unused and available under the Credit Agreement.

         During January, 1998, the Company refinanced the mortgage on its distribution center and corporate offices with a $1,125,000 note with a new bank. The note, which bears interest at 8.75%, requires twelve monthly interest only payments until February 1, 1999. Commencing on February 1, 1999, the note requires 167 monthly principal and interest payments of $11,790, the final payment being due on November 1, 2012. The borrowing is collateralized by a facility which serves as the Company's distribution center and corporate offices.

         On May 20, 1998, the Company issued three $150,000 principal amount subordinated promissory notes to Martin Trust, CEW Partners and Edwin M. Roth, respectively (the "Investors"). Such notes were due June 22, 1998. On June 15, 1998, the Company issued three $500,000 principal amount subordinated promissory notes (the "Subordinated Notes") to such Investors in part to refinance the original notes issued on May 20, 1998. Such Subordinated Notes are due December 15, 1998. The Company and the Investors have acknowledged in writing, subject to preparation of definitive documentation, their intent to refinance the Subordinated Notes as a part of a proposed rights offering to equity security holders of the Company (including, on an as converted basis, the holders of the Company's 6% subordinated convertible notes) with a debt instrument either convertible into or with detachable warrants to purchase no less than three million shares of the Company's Common Stock for a price not greater than $.50 per share, or a similar security. Each Investor would receive the right to exercise a proportionate number of otherwise unexercised rights. Further, with respect to the rights distributed to the Investors, one-third of the aggregate amount thereof distributed to such parties would be exercisable by each of them regardless of the actual number of rights actually issued to each. The form of the rights offering as well as the security to be offered has not yet been determined.

         The Company spent $468,000 on capital improvements during the six-month period ended June 30, 1998. In addition, the Company expects to spend up to $162,000 on capital improvements during the balance of the current fiscal year, which are to be funded from operating cash flows and borrowings under the credit agreement. Subject to the Company's ability to refinance the Subordinated Convertible Notes through the rights offering referred to above, or otherwise, the Company believes it has funds available to it under its Credit Agreement and from operations that will enable it to satisfy its operating needs and capital improvements for the current fiscal year.


Part II - Other Information

Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the annual Meeting of Stockholders of the Company held on June 11, 1998, the stockholders considered and voted on the election of seven directors for one-year terms expiring in 1999, or until their successors have been duly elected and qualified, and a resolution by the Board of Directors ratifying the appointment of Grant Thornton LLP as independent auditors for the Company for the year ended December 31, 1998.

     All of management's nominees for directors, as listed in the proxy statement, were elected by the following votes :

              Edwin M. Roth           For                  2,263,369
                                      Against                223,347
                                      Withheld                   -0-
              Corey B. Roth           For                  2,279,119
                                      Against                207,597
                                      Withheld                   -0-
              George N. Aronoff       For                  2,283,925
                                      Against                202,791
                                      Withheld                   -0-
              Victor Gelb             For                  2,281,675
                                      Against                205,041
                                      Withheld                   -0-
              Geoffrey J. Colvin      For                  2,299,025
                                      Against                187,691
                                      Withheld                   -0-

              Terence J. Conklin      For                  2,299,525
                                      Against                187,191
                                      Withheld                   -0-
              Lionel N. Sterling      For                  2,284,525
                                      Against                202,191
                                      Withheld                   -0-

     The proposal to ratify the appointment of Grant Thornton LLP as the Company's independent auditors was passed by the following vote :

                         Shares voted for                  2,444,081
                         Shares voted against                 38,280
                         Abstentions                           4,355



Item 6.   Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                        4.1 Amendment to the Credit Agreement changing the payment structure and financial covenants between the Company and Star Bank N.A. dated May 20,
                               1998. . . . . . . . . . . . . . . . . . . . . . .

                        4.2 $500,000, 12% Subordinated Promissory Note between the Company and CEW Partners dated June
                               15, 1998. . . . . . . . . . . . . . . . . . . . .

                        4.3 $500,000, 12% Subordinated Promissory Note between the Company and Edwin M. Roth dated June
                               15, 1998. . . . . . . . . . . . . . . . . . . . .

                        4.4 $500,000, 12% Subordinated Promissory Note between the Company and Martin Trust dated June
                               15, 1998. . . . . . . . . . . . . . . . . . . . .

                        4.5 Term Sheet pertaining to Proposed Rights Offering dated June 15, 1998 between the Company and CEW
                               Partners, Edwin M. Roth and Martin Trust. . . . .

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.











     By:/s/ DAVID F. SPINK                                    August 13, 1998
        -------------------------------
        David F. Spink
        Vice President, Chief Financial
        Officer