Form 10-Q
period 1998-09-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1998-11-16
CIK 703645

=====================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                FORM 10-Q
                            QUARTERLY REPORT

                   Pursuant to Section 13 or 15 (d) of
                   the Securities Exchange Act of 1934


For the quarter ended September 30, 1998   Commission file number 1-11013


                   SPECIALTY CHEMICAL RESOURCES, INC.
                   ----------------------------------
          Exact name of registrant as specified in its charter


                 Delaware                   34-1366838
          ----------------------     ------------------------
          State of incorporation     I.R.S. Employer I.D. No.


             9055 S. Freeway Drive;  Macedonia, Ohio 44056
             ---------------------------------------------
          Address of principal executive offices and zip code


                                  (330)468-1380
                                  --------------
          Registrant's telephone number, including area code



     Indicate by a check mark whether the Registrant(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety(90) days. Yes X   No     .
                                                          ---    -----
     The number of outstanding shares of the Registrant's common stock as of October 16, 1998 was 3,882,260.

------------------------------------------------------------------------------

---------------------------------Page 1 of 15--------------------------------

                       Specialty Chemical Resources, Inc.

                                Form 10-Q


                    For the quarter ended September 30, 1998

                                  Index



Part I    Financial Information                                  Page


  Item 1. Financial Statements......................................3

          Condensed Balance Sheets..................................3

          Condensed Statements of Operations, 3 months..............5

          Condensed Statements of Operations, 9 months..............6

          Condensed Statements of Cash Flows, 3 months..............7

          Condensed Statements of Cash Flows, 9 months..............8

          Notes to Financial Statements.............................9


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations............10


Part II.  Other Information

  Item 1. Legal Proceedings........................................14

  Item 6. Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets


                                           September 30, 1998    December 31, 1997
                                               (Unaudited)           (Audited)
                                           ------------------    -----------------

Current assets
  Cash and cash equivalents                   $      3,100         $      3,100
  Accounts receivables                           4,604,941            5,338,168
  Receivable - Other                               459,706              343,657
  Inventories - LIFO                             7,362,040            8,944,905
  Prepaid expenses                                 437,015              360,196
                                              ------------         ------------
         Total current assets                   12,866,802           14,990,026


Property, plant and equipment
 At cost                                        18,214,557           17,740,267
   Less accumulated depreciation
     and amortization                           (6,517,278)          (5,536,789)
                                              ------------         ------------
                                                11,697,279           12,203,478

Other assets
   Goodwill                                      1,790,081            2,091,103
   Other                                           243,698              233,271
                                              ------------         ------------
                                                 2,033,779            2,324,374
                                              ------------         ------------


       Total assets                           $ 26,597,860         $ 29,517,878
                                              ============         ============



See accompanying Notes to Financial Statements.

                    Specialty Chemical Resources, Inc.

                        Condensed Balance Sheets
                               (continued)

                                           September 30, 1998     December 31, 1997
                                               (Unaudited)          (Audited)
                                               ------------        ------------
Current liabilities

  Current maturities                           $  1,153,355        $  1,057,497
  Accounts payable                                3,765,637           6,893,119
  Accrued expenses                                  401,742             624,759
                                               ------------        ------------
      Total current liabilities                   5,320,734           8,575,375


Long-term obligations                            16,789,312          15,445,820




Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 1,996,500 shares
  Common stock - $.10 par value;
    authorized 13,000,000 shares;
    issued and outstanding 3,947,760
    and 3,947,760                                   394,777             394,777
  Additional paid in capital                     41,935,125          41,935,125
  Less common stock in treasury,
     At cost; 65,500 shares                        (118,722)           (118,722)
  Accumulated deficit                           (37,723,366)        (36,714,497)
                                               ------------        ------------

                                                  4,487,814           5,496,683
                                               ------------        ------------


                                               $ 26,597,860        $ 29,517,878
                                               ============        ============



See accompanying Notes to Financial Statements.

                    Specialty Chemical Resources, Inc.

                    Condensed Statements of Operations
                               (Unaudited)

                      For the 3 month periods ended:


                                          September 30, 1998      September 30, 1997
                                          ------------------      ------------------

Net sales                                      $  8,611,291        $ 10,554,727

Cost of goods sold                                6,958,350           8,685,176
                                               ------------        ------------
Gross profit                                      1,652,941           1,869,551

Selling, general and administrative
   expenses                                       1,548,668           1,794,787
Amortization of intangibles                         106,584             257,361
                                               ------------        ------------
     Operating profit (loss)                         (2,311)           (182,597)


Other (income) expense
  Interest expense                                  439,363             415,029
  Other                                                 -0-             (16,562)
                                               ------------        ------------
                                                    439,363             398,467
                                               ------------        ------------
     Earnings (loss) before income
     taxes                                         (441,674)           (581,064)

Income taxes                                            -0-                 -0-
                                               ------------        ------------
     Earnings (loss)                               (441,674)           (581,064)
                                               ============        ============



Earnings (loss) per common share:              $       (.11)       $       (.15)


Weighted average shares outstanding               3,882,260           3,882,264


See accompanying Notes to Financial Statements.

                    Specialty Chemical Resources, Inc.

                    Condensed Statements of Operations
                               (Unaudited)

                      For the 9 month periods ended:


                                             September 30, 1998   September 30, 1997
                                             ------------------   ------------------

Net sales                                      $ 27,997,442        $ 30,107,509

Cost of goods sold                               22,443,297          24,386,515
                                               ------------        ------------

     Gross profit                                 5,554,145           5,720,994

Selling, general and administrative
   expenses                                       5,002,429           4,786,326
Amortization of intangibles                         319,718             772,683
                                               ------------        ------------

    Operating profit                                231,998             161,985

Other (income) expense
  Interest expense                                1,240,867           1,014,206
  Other                                                 -0-             (66,139)
                                               ------------        ------------
                                                  1,240,867             948,067
     Earnings (loss) before income
     taxes                                       (1,008,869)           (786,082)

Income taxes (benefit)                                  -0-                 -0-
                                               ------------        ------------
     Earnings (loss)                             (1,008,869)           (786,082)



Earnings (loss) per common share:              $       (.26)       $       (.20)


Weighted average shares outstanding               3,882,261           3,882,264



See accompanying Notes to Financial Statements.

                   Specialty Chemical Resources, Inc.

                    Condensed Statements of Cash Flows
                               (Unaudited)

                      For the 3 month periods ended:


                                             September 30, 1998   September 30, 1997
                                             ------------------   ------------------


Net cash provided (used) by operating
  activities                                    $    620,959       $    911,182

Cash flows from investing activities:
 Capital expenditures, other                         (21,538)          (109,496)
 Purchase of assets from Hysan Corp.                     -0-           (224,437)
                                                ------------       ------------
      Net cash (used) by investing
       activities                                    (21,538)          (333,933)

Cash flows from financing activities:
  Payments on revolver                            (9,558,009)       (12,001,221)
  Proceeds on revolver                             8,958,588         11,384,463
                                                ------------       ------------

       Net cash provided (used) by
         financing activities                       (599,421)          (616,758)
                                                ------------       ------------

       Net increase (decrease) in cash
         and cash equivalents                            -0-            (39,509)

Cash and cash equivalents at beginning
  of period                                            3,100             42,609
                                                ------------       ------------

Cash and cash equivalents at end
  of period                                     $      3,100       $      3,100
                                                ============       ============



See accompanying Notes to Financial Statements.

                    Specialty Chemical Resources, Inc.

                    Condensed Statements of Cash Flows
                               (Unaudited)

                      For the 9 month periods ended:


                                            September 30, 1998   September 30, 1997
                                            ------------------   ------------------


Net cash provided (used) by operating
  activities                                    $   (709,514)      $  3,364,362

Cash flows from investing activities:

  Capital expenditures, other                       (507,986)          (685,293)
  Purchase of assets from Hysan Corp.                    -0-         (7,009,437)
                                                ------------       ------------

       Net cash (used) by investing
         activities                                 (507,986)        (7,694,730)

Cash flows from financing activities:
  Proceeds from notes                              1,500,000                -0-
  Payments on revolver                           (31,329,938)       (34,690,721)
  Proceeds on revolver                            31,047,438         38,855,548
                                                ------------       ------------

       Net cash provided (used) by
        financing activities                       1,217,500          4,164,827
                                                ------------       ------------

       Net increase (decrease) in cash
         and cash equivalents                            -0-           (165,541)
Cash and cash equivalents at beginning
  of period                                            3,100            168,641
                                                ------------       ------------

Cash and cash equivalents at end
  of period                                     $      3,100       $      3,100
                                                ============       ============


See accompanying Notes to Financial Statements.

                     Specialty Chemical Resources, Inc.

                         Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

     The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (the "Company") at December 31, 1997 and September 30, 1998 and the results of operations and cash flows for the interim periods ended September 30, 1998 and 1997.

     Any significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.

Note B - Inventories

     Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

     The Company's inventories consisted of the following at:

                                      September 30,     December 3l,
                                           1998            1997
                                      -------------     ------------

       Raw materials                    $4,385,036      $5,416,048
       Finished goods                    3,672,561       4,224,414
                                        ----------      ----------
         Total FIFO cost                 8,057,597       9,640,462

       Less: Excess of FIFO cost over
             LIFO                          695,557         695,557
                                        ----------      ----------
         Total LIFO cost                $7,362,040      $8,944,905
                                        ----------      ----------

Note C - Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company from that which was reported on the Company's most recent Form 10-K, except as follows:

1. 9150 GROUP V. AEROSOL SYSTEMS, INC., A DIVISION OF SPECIALTY CHEMICAL RESOURCES, INC., Case No. 297562, now pending in the Cuyahoga County Court of Common Pleas. Since discovery was not completed, the May 19, 1998 trial date for the case was continued. No new trial date has been set.

2.      HYSAN ASSET PURCHASE TRANSACTION CLAIMS:

        In August, 1998, Hysan Corporation filed a demand for arbitration before the American Arbitration Association in Chicago in connection with its asset purchase agreement with the Company. In its demand, Hysan Corporation seeks compensatory damages from the Company (from a post-closing escrow account) in the amount of $251,000. The Company has denied the material allegations in the arbitration demand and has asserted a counterclaim against Hysan
Corporation seeking $542,863.96 from the post-closing escrow account and, to the extent that the amount sought exceeds the escrow account, from Hysan Corporation.

3.      MACEDONIA PLANT ISSUES:

        A. With regard to the closure plan which the Company submitted to the Ohio Environmental Protection Agency ("the Ohio EPA") to address contamination identified at the Macedonia Plant, the Company believes that, as of September 23, 1998, the total costs of necessary closure activities are consistent with previously disclosed cost estimates which range from $1,526,300 to $2,000,000. Based on a recent risk assessment performed by one of the Company's environmental consultants, the Company believes that necessary remedial activities have been substantially completed.

        B. The Company is currently negotiating with the Attorney General regarding the Company's alleged violations of the 1990 Consent Order.

        C. On May, 21, 1998, the Company received a letter from the Ohio EPA alleging that odors from the Macedonia Plant and dust from its unpaved parking lot constitute a nuisance. Further, the Ohio EPA contends that the Company must submit revised permit applications for its can filling and gassing lines, which according to the Ohio EPA have been erroneously granted permits to allow the filling part of each line to be a separate emissions unit. The Company does not believe that odors from its Macedonia Plant or dust from its parking lot constitute a nuisance as defined by applicable law. However, the Ohio EPA's request for the Company to re-evaluate and re-submit its existing air permits ultimately may require the addition of supplemental air pollution control technology at the Macedonia Plant or lead to litigation regarding such permit issues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Statement of Operations.

                                             Nine Months Ended   Three Months Ended
                                               September 30,        September 30,
                                               -------------        -------------
                                               1998      1997       1998     1997
                                               ----      ----       ----     ----

Net sales...................................  100.0%    100.0%     100.0%    100.0%

Cost of goods sold..........................   80.2%     81.0%      80.8%     82.3%

  Gross profit..............................   19.8%     19.0%      19.2%     17.7%

Selling, general and administrative expenses   17.9%     15.9%      18.0%     17.0%

  Operating profit.(loss)....................    .8%       .5%       0.0%     (1.7%)

Interest expense............................    4.4%      3.4%       5.1%      3.9%


         Net sales of $27,997,000 for the nine months ended September 30, 1998 were $2,111,000, or 7.0% below the comparable period in the prior year. The decrease is due to reduced unit volume of the Company's Janitorial/Sanitation and Automotive Products.

         For the third quarter ended September 30, 1998, net sales of $8,611,000 were $1,944,000, or 18.4% below the comparable period in the prior year. The decrease in net sales is due to the same reasons discussed above with respect to the nine-month period.

         Cost of goods sold for the nine-month period ended September 30, 1998, decreased by $1,944,000 as compared to the same period in the prior year. This decrease was due principally to reduced unit volume discussed above and cost reduction efforts initiated earlier this year. Cost of goods sold decreased as a percentage of net sales from 81.0% to 80.2% for the nine-month periods ended September 30, 1997 and 1998, respectively, due to cost reduction efforts that include improved labor productivity, as well as improved material utilization efficiencies.

     Cost of goods sold decreased by $1,727,000 for the three-months ended September 30, 1998 as compared to the same period in the prior year. This decrease was due principally to the reduced unit volume discussed above and cost reduction efforts. Cost of goods sold decreased as a percentage of net sales from 82.3% to 80.8% for the three-months ended September 30, 1998 as compared to the same period in the prior year. The decrease as a percentage of net sales was due to cost reduction efforts that include improved labor productivity, as well as improved material utilization efficiencies.

     Selling, general and administrative expenses were $5,002,000 for the nine-month period September 30, 1998, or 17.9% of net sales. Selling, general and administrative expenses were $4,786,000 or 15.9% of net sales for the nine-month period ended September 30, 1997. The increase in selling, general and administrative expense dollars is due to increased staffing and compensation costs which were the result of the acquisition of the Hysan assets in May, 1997. See "Liquidity and Capital Resources". The increased percentage is due to the increased costs and the decrease in sales.

     Selling, general and administrative expenses were $1,549,000 for the quarter ended September 30, 1998, or 18.0% of net sales. Selling, general and administrative expenses were $1,795,000, or 17.0% of net sales for the three-month period ended September 30, 1997. The decrease in selling, general and administrative expense is due to cost reduction initiatives undertaken by the Company and a reduction of volume-related selling expenses. The increased percentage is due to the decrease in sales.

     Interest expense for the nine-months ended September 30, 1998, was 4.4% of net sales versus 3.4% for the comparable period in the prior year. Interest expense was $1,241,000 for the nine-months ended September 30, 1998 as compared to $1,014,000 for the nine-months ended September 30, 1997. The increase in interest expense is due to increased borrowing under the Company's senior credit facility which was due to the acquisition of the Hysan assets in May, 1997. See "Liquidity and Capital Resources".

     Interest expense for the quarter ended, September 30, 1998, was 5.1% of net sales versus 3.9% for the comparable period in the prior year. Interest expense was $439,000 for the quarter ended September 30, 1998 as compared to $415,000 for the same period in 1997. The increase in interest expense is due to increased borrowings under the Company's senior credit facility. See "Liquidity and Capital Resources".

     The Company recorded a net loss for the nine-months ended September 30, 1998 of $1,008,869, or $.26 per share on weighted average shares outstanding of 3,882,261. This compared to a net loss of $786,082, or $.20 per share on weighted average shares outstanding of 3,882,264 for the same period in the prior year.

     For the quarter ended September 30, 1998, the Company had a net loss of $441,674, or $.11 per share on weighted average shares outstanding of 3,882,260 as compared to a net loss of $581,064, or $.15 per share on weighted average shares outstanding of 3,882,264 for the same period in the prior year.

Liquidity and Capital Resources

     As of September 30, 1998, the Company's ratio of current assets to current liabilities was 2.42 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .97 to 1.

     During the nine-months ended September 30, 1998, the Company incurred $1,241,000 in interest expense and made interest payments totaling $1,013,000. Accrued interest at September 30, 1998 was $100,000. Most of the Company's interest expense is related to the Company's credit agreement with a bank, the $4,000,000 of 6% subordinated convertible debt, issued October, 1996 and the $1,500,000 12% subordinated notes, issued June 15, 1998.

     On May 22, 1997 the Company, in connection with the acquisition of the Hysan Assets, executed an amendment to its current credit agreement (the "Credit Agreement") with its senior lender Star Bank, N.A. The amended Credit Agreement provides for a $15,000,000 facility which expires on December 31, 2000, comprised of a revolving line of credit and three term loans, one of which has been repaid. Borrowings on the revolving line of credit and one of the remaining term loans bears interest at the prime rate plus 1.5%, subject to decrease if certain ratios and financial test are met, while the other term loan bears interest at the prime rate plus 4.5%. Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relates to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. On April 14, 1998, the Company and the senior lender executed a Second Amendment to the Credit Agreement whereby the senior lender revised the various financial covenants and required that the Company provide an acceptable plan to the bank to provide additional capital for the Company. On May 20, 1998 the Company and its senior lender executed a third amendment to the Credit Agreement related to the implementation of the Company's recapitalization plan. On November 12, 1998, the Company and its senior lender executed a Fourth

Amendment to the Credit Agreement, to allow the Company to issue $1,800,000 of new Subordinated Convertible Notes, to reduce the total credit facility from $15 million to $14 million, to revise repayment schedules for the two continuing term loans and to revise certain financial covenants. The revised term loan repayment schedule does not alter the monthly amount of repayment, but restructures the application of repayment to pay off the higher interest bearing (prime +4.5%) term loan first and then commence repayment of the lower interest (prime +1.5%) term loan. The Company is currently in compliance with all covenants set by the Fourth Amendment to the Credit Agreement.

     As of September 30, 1998, approximately $204,000 was unused and available under the Credit Agreement.

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

     On May 20, 1998, the Company issued three $150,000 principal amount subordinated promissory notes to Martin Trust, CEW Partners and Edwin M. Roth, respectively (the "Investors"). Such notes were due June 22, 1998. On June 15, 1998, the Company issued three $500,000 principal amount promissory notes subordinated to the bank (the "Subordinated Notes") to such Investors in part to refinance the original notes issued on May 20, 1998. Such Subordinated Notes are due December 15, 1998. The Investors and the Company agreed at the time these loans were made that the Bridge Notes would be refinanced with the net proceeds of a pro rata rights offering of Company debt to its stockholders and its holders of Original Notes. On November 3, 1998, the Company filed a registration statement for an offering of subscription rights to purchase an aggregate principal amount of $1,800,000 of 6% Convertible Subordinated Notes due in ten years (the "New Notes") to stockholders and holders of the 6% Convertible Subordinated Notes due 2006 (the "Original Notes"). The net proceeds available to the Company from the Rights Offering are anticipated to be approximately $1,600,000. Such net proceeds will be used to repay certain indebtedness, along with accrued interest, to the Investors. The Investors may cancel all or a portion of the indebtedness represented by the Bridge Notes as payment of the Subscription Price. In this case, the net proceeds available to the Company will be less than $1,600,000 and the indebtedness to be repaid with such net proceeds will be reduced by the same amount.

     The Company spent $508,000 on capital improvements and other investing activities during the nine-month period ended September 30, 1998. In addition, the Company expects to spend up to $50,000 on capital improvements during the balance of the current fiscal year, which are to be funded from operating cash flows and borrowings under the credit agreement. Subject to the Company's ability to refinance the Subordinated Convertible Notes through the rights offering referred to above, or otherwise, the Company believes it has funds available to it under its Credit Agreement and from operations that will enable it to satisfy its operating needs and capital improvements for the current fiscal year.

Year 2000

     The Company has reviewed its computer systems and software products for Year 2000 problems and has determined that its operational systems and products should not have Year 2000 problems but certain financial systems and products should be upgraded or replaced. The Company intends to begin the upgrade and replacement of its computer systems and software products in early 1999 and is confident that new systems and products will be in place by the middle of 1999. The Company has had conversations with its material suppliers and vendors and does not believe that they have Year 2000 problems that would have a material adverse effect on the Company. However, if the Company's upgrade and replacement plan is not successful, or the Company's material suppliers or vendors develop Year 2000 problems, then the Company may suffer significant losses which would have a material adverse effect on the Company's business.

Forward-Looking Statements

     Certain statements contained herein that are not statements of historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements include, without limitation, statements regarding expected financial performance, ongoing business strategies and possible future action that the Company intends to pursue in order to achieve strategic objectives. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements ("Cautionary Statements") include general economic conditions, conditions in the Company's industry, the uncertainty of availability of net operating loss carryovers, the outcomes of certain environmental and legal proceedings and the adequacy of Year 2000 compliance measures. All subsequent written and oral forward-looking statements relating to the matters described herein and attributable to the Company or to persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

Part II - Other Information

Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings pending against the Company, except as follows:

1. 9150 GROUP V. AEROSOL SYSTEMS, INC., A DIVISION OF SPECIALTY CHEMICAL RESOURCES, INC., Case No. 297562, now pending in the Cuyahoga County Court of Common Pleas. Since discovery was not completed, the May 19, 1998 trial date for the case was continued. No new trial date has been set.

2.      HYSAN ASSET PURCHASE TRANSACTION CLAIMS:

        In August, 1998, Hysan Corporation filed a demand for arbitration before the American Arbitration Association in Chicago in connection with its asset purchase agreement with the Company. In its demand, Hysan Corporation seeks compensatory damages from the Company (from a post-closing escrow account) in the amount of $251,000. The Company has denied the material allegations in the arbitration demand and has asserted a counterclaim against Hysan
Corporation seeking $542,863.96 from the post-closing escrow account and, to the extent that the amount sought exceeds the escrow account, from Hysan Corporation.

3.      MACEDONIA PLANT ISSUES:

        A. With regard to the closure plan which the Company submitted to the Ohio Environmental Protection Agency ("the Ohio EPA") to address contamination identified at the Macedonia Plant, the Company believes that, as of September 23, 1998, the total costs of necessary closure activities are consistent with previously disclosed cost estimates which range from $1,526,300 to $2,000,000. Based on a recent risk assessment performed by one of the Company's environmental consultants, the Company believes that necessary remedial activities have been substantially completed.

        B. The Company is currently negotiating with the Attorney General regarding the Company's alleged violations of the 1990 Consent Order.

        C. On May, 21, 1998, the Company received a letter from the Ohio EPA alleging that odors from the Macedonia Plant and dust from its unpaved parking lot constitute a nuisance. Further, the Ohio EPA contends that the Company must submit revised permit applications for its can filling and gassing lines, which according to the Ohio EPA have been erroneously granted permits to allow the filling part of each line to be a separate emissions unit. The Company does not believe that odors from its Macedonia Plant or dust from its parking lot constitute a nuisance as defined by applicable law. However, the Ohio EPA's request for the Company to re-evaluate and re-submit its existing air permits ultimately may require the addition of supplemental air pollution control technology at the Macedonia Plant or lead to litigation regarding such permit issues.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         4.1 - Amendment to the Credit Agreement to allow the Company to issue new subordinated notes, reduce the total credit facility, revise repayment schedules and revise certain financial covenants....

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Specialty Chemical Resources, Inc.











     By:/s/ DAVID F. SPINK                                    November 13, 1998
        -------------------------------
        David F. Spink
        Vice President, Chief Financial
        Officer

                                FOURTH AMENDMENT
                                ----------------
                                       TO
                                       --
                              FINANCING AGREEMENT
                              -------------------



     This Fourth Amendment to Financing Agreement (the "Amendment") is made as of the 12th day of November, 1998 (the "Effective Date"), by and between SPECIALTY CHEMICAL RESOURCES, INC., a Delaware corporation ("Borrower") and STAR BANK, NATIONAL ASSOCIATION, a national banking association ("Bank").

                                  WITNESSETH:
                                  -----------

     WHEREAS, Borrower and Bank have entered into that certain Financing Agreement, dated as of September 18, 1996, as amended by that First Amendment to Financing Agreement, dated as of May 22, 1997, as amended by that Second Amendment to Financing Agreement, dated as of April 14, 1998, as amended by that Third Amendment to Financing Agreement, dated as of May 20, 1998 (as so amended, the "Financing Agreement"), pursuant to which Bank has made certain financial accommodations available to Borrower;

     WHEREAS, Borrower hereby acknowledges that it has discussed with Bank Borrower's need for additional capitalization in the form of subordinated debt, the purpose of which is to repay certain outstanding shareholder indebtedness and for working capital purposes;

     WHEREAS, Borrower has obtained from certain of its shareholders unsecured loans in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) and is in the process of issuing its 6% Convertible Subordinated Notes in the total principal amount of One Million Eight Hundred Thousand Dollars ($1,800,000), the net proceeds of which the Borrower will use to repay the afore-described shareholder loans and for working capital purposes; and

     WHEREAS, Borrower and Bank desire to amend the Financing Agreement to provide, among other things, for the reduction of the principal amount of the Total Facility, to reestablish certain financial covenants, to restructure the principal amortization of Term Loan A and Term Loan B, to provide for the above-described subordinated debt and as otherwise hereinafter set forth;

     NOW, THEREFORE, in consideration of the mutual promises and agreements contained herein and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Bank and Borrower do hereby agree as follows:

                           SECTION 1. DEFINED TERMS.
                           -------------------------

         SECTION 1.1, DEFINED TERMS, of the Financing Agreement shall be amended by adding the new defined terms, or by modifying existing defined terms, as applicable, as follows:

         1.1. "6% CONVERTIBLE SUBORDINATED NOTE INDENTURE" shall mean that certain Indenture between Borrower and Bank One, N.A., as trustee, with respect to the 6% Convertible Subordinated Notes, in substantially the form attached hereto as EXHIBIT AJ. The term "6% Convertible Subordinated Note Indenture" shall not include any amendments, supplements or other modifications made to, or replacements of, such 6% Convertible Subordinated Note Indenture other than those permitted under this Agreement.


         1.2. "6% CONVERTIBLE SUBORDINATED NOTES" shall mean those certain Specialty Chemical Resources, Inc. 6% Convertible Subordinated Notes Due 2008 (or 2009, in the event of a closing and funding of such Notes in January 1999) issued by Borrower and authenticated by the trustee under the 6% Convertible Subordinated Note Indenture from time to time, each in substantially the form attached hereto as EXHIBIT AK. The term "6% Convertible Subordinated Notes" shall not include any amendments, supplements or other modifications made to, or replacements of, such 6% Convertible Subordinated Notes other than those permitted under this Agreement.

         1.3. The definition of "REVOLVING LOAN AVAILABILITY" shall be deleted in its entirety and the following is substituted in place thereof:

                  "REVOLVING LOAN AVAILABILITY" shall mean, as at any date, an amount equal to the difference of:

                  (i) THE LESSER OF (a) the difference of Fourteen Million Dollars ($14,000,000) LESS (W) the then aggregate outstanding principal amount of Term Loan A LESS (X) the then aggregate outstanding principal amount of Term Loan B LESS (Y) the then aggregate outstanding principal amount of the Acquisition Special Advance LESS (Z) the Reserve Amount then in effect OR (b) an amount equal to the then Borrowing Base;

        LESS

                  (ii) the then aggregate outstanding principal amount of all Revolving Loans.

         1.4. "SHAREHOLDER NOTES" shall mean the three (3) unsecured subordinated promissory notes, dated June 15, 1998, and due December 15, 1998 (or any later date but not beyond January 31, 1999), each in the original principal sum of Five Hundred Thousand ($500,000), entered into by and between the Borrower and Edwin M. Roth, Martin Trust and CEW Partners.

         Each defined term used herein and not otherwise defined herein shall have the meaning ascribed to such term in the Financing Agreement.

         SECTION 2. AMENDMENT TO SECTION 2 OF THE FINANCING AGREEMENT.
         -------------------------------------------------------------

         2.1. SECTION 2.1, TOTAL FACILITY, shall be hereby amended by deleting the words and figure "Fifteen Million Dollar ($15,000,000)" wherever the same appears in said Section and inserting in its place the words and figure "Fourteen Million Dollar ($14,000,000)".

         2.2. SECTION 2.3, TERM LOAN A FACILITY, shall be hereby amended by deleting the existing SECTION 2.3 in its entirety and by substituting in place thereof the following SECTION 2.3:

                  2.3 TERM LOAN A FACILITY. The Term Loan A under the Term Loan A Facility has been made by Bank to Borrower with respect to Borrower's eligible machinery and equipment. The unpaid principal balance of Term Loan A as of the Effective Date is Two Million Six Hundred Twenty-Four Thousand One Hundred Sixty-Seven Dollars ($2,624,167.00) (the "Current Principal Amount"). The principal of Term Loan A shall be payable (i) in one (1) installment of Thirty-Four Thousand Seven Hundred Ten Dollars ($34,710) on April 1, 1999; (ii) in four (4) consecutive monthly installments of One Hundred Eleven Thousand Three Hundred Eighty-Eight Dollars ($111,388) each, commencing May 1, 1999, (iii) in one (1) installment of Seventy-Eight Thousand Sixty-Eight Dollars ($78,068) on September 1, 1999, and (iv) thereafter, in consecutive monthly installments, on the first day of each month, in the amount of Fifty-five Thousand Eight Hundred Thirty-Three Dollars ($55,833) each; PROVIDED, HOWEVER, that in the event the Current Principal Amount exceeds seventy-five percent (75%) of the orderly liquidation value of Borrower's owned machinery and equipment as determined pursuant to the appraisal thereof referred to at SECTION 8.4 of the Fourth Amendment to Financing Agreement, dated November 12, 1998, by and between Bank and Borrower, (the "Appraised Amount"), Borrower shall pay to Bank on or before ten (10) days after receipt by Bank of said appraisal report an amount equal to the Current Principal Amount less the amount equal to seventy five percent (75%) of the Appraised Amount (the "Excess Payment Amount"), which Excess Payment Amount shall be applied to the monthly Term Loan A payments of principal in inverse order of maturity; PROVIDED, FURTHER, that notwithstanding the foregoing amortization schedule for Term Loan A, upon the effective date of any termination of this Agreement pursuant to SECTION 11 and/or SECTION 13 hereof, all amounts then outstanding under Term Loan A shall become immediately due and payable without notice or demand. No repayment or prepayment of Term Loan A shall be reason for any relending or additional lending of Term Loan A proceeds to Borrower. At Bank's option, the principal of Term Loan A shall be payable in accordance with the payment terms set forth above in this SECTION 2.3 by charging or increasing the Revolving Loan balance of Borrower.

         2.3. SECTION 2.5, TERM LOAN B FACILITY, shall be amended by deleting existing SECTION 2.5 in its entirety and by substituting the following SECTION
2.5 in place thereof:

                  2.5 TERM LOAN B FACILITY. The Term Loan B under the Term Loan B Facility has been made by Bank to Borrower in the amount of One Million Dollars ($1,000,000) on May 22, 1997. The unpaid principal balance of Term Loan B on the Effective Date is Five Hundred Twenty-Two Thousand Two Hundred Thirty Dollars ($522,230). The principal of Term Loan B shall be payable in four (4) consecutive equal monthly installments of One Hundred Eleven Thousand Three Hundred Eighty-Eight Dollars ($111,388) each, commencing on the first day of December, 1998, with the last payment of principal being due and payable on April 1, 1999, in the amount of Seventy-Six Thousand Six Hundred Seventy-Eight ($76,678); PROVIDED, HOWEVER, that notwithstanding the foregoing amortization schedule for Term Loan B, upon the effective date of any termination of this Agreement pursuant to SECTION 11 and/or SECTION 13 hereof, all amounts outstanding under Term Loan B shall become immediately due and payable without notice or demand. No repayment or prepayment of Term Loan B shall be reason for any relending or additional lending of Term Loan B proceeds to Borrower. At Bank's option, the principal of Term Loan B shall be payable in accordance with the payment terms set forth in this SECTION 2.5 by charging or increasing the Revolving Loan balance of Borrower. The Term Loan B may be prepaid at any time by Borrower to Bank without penalty.

         SECTION 3. AMENDMENT TO SECTION 8 OF THE FINANCING AGREEMENT.
         ------------------------------------------------------------

         3.1. SECTION 8.4, REPORTING REGARDING INVENTORY, is hereby amended by deleting the words "twenty-five (25) days" wherever the same appear in subsections (a) and (c) of said SECTION 8.4 and inserting the words "fifteen
(15) days" in place thereof.

         SECTION 4. AMENDMENT TO SECTION 9 OF THE FINANCING AGREEMENT.
         -------------------------------------------------------------

         4.1. SECTION 9, WARRANTIES, REPRESENTATIONS AND COVENANTS, is hereby amended by adding the following new Section 9.29:

         9.29 6% CONVERTIBLE SUBORDINATED NOTE DOCUMENTS SECURITY. The 6% Convertible Subordinated Note Indenture, when executed and delivered by all parties thereto, shall be in substantially the form of EXHIBIT AJ attached hereto. Each 6% Convertible Subordinated Note when issued by Borrower and authenticated by the trustee under the 6% Convertible Subordinated Note Indenture shall be in substantially the form attached hereto as EXHIBIT AK and shall be due and payable on the tenth anniversary of the issuance thereof. The Indebtedness under the 6% Convertible Subordinated Note Indenture and the 6% Convertible Subordinated Notes is not and shall not be secured by any rights, liens, mortgages or security interests of any Person in any assets of the Borrower.

         The Borrower shall have received One Million Eight Hundred Thousand Dollars ($1,800,000) as the proceeds of the 6% Convertible Subordinated Notes no later than January 31, 1999.

         SECTION 5. AMENDMENTS TO SECTION 10 OF THE FINANCING AGREEMENT.
         ---------------------------------------------------------------

              SECTION 10, COVENANTS, is hereby amended as follows;
              ----------------------------------------------------

              5.1 SECTION 10.11 INDEBTEDNESS; GUARANTIES, is hereby amended by deleting CLAUSE (vii) thereof and inserting the following in lieu thereof:

                           (vii) the Shareholder Notes, the 6% Convertible Subordinated Notes and other Indebtedness (in addition to that Indebtedness described in CLAUSE
                           (vi) of this SECTION 10.11) which is subordinated to the prior payment and performance of the Obligations pursuant to a subordination agreement in form and substance satisfactory to Bank, in its sole discretion,

              5.2 SECTION 10.11 INDEBTEDNESS; GUARANTIES, is hereby further amended by deleting the period where the same appears at the end of said Section and inserting the following:

                  ; PROVIDED, FURTHER, that the Indebtedness described in CLAUSE
                  (vii) of this SECTION 10.11 evidenced by the 6% Convertible Subordinated Notes shall be permitted under this Agreement only if (w) the terms and provisions of the final version of 6% Convertible Subordinated Note Indenture and the final version of the 6% Convertible Subordinated Notes shall be in substantially the forms of EXHIBIT AJ and EXHIBIT AK, respectively, (x) Borrower shall have delivered to Bank a copy of the 6% Convertible Subordinated Note Indenture and a copy of each executed and authenticated 6% Convertible Subordinated Note as and when issued by Borrower, each certified by a duly authorized officer of Borrower as being true, correct and complete, (y) Borrower has not issued more than $1,800,000 original aggregate principal amount of such Indebtedness, and
                  (z) all of the proceeds of the issuance (net of expenses) of the 6% Convertible Subordinated Notes shall have been used, first, to pay the amounts due under the Shareholder Notes and, second, for working capital purposes; and, PROVIDED, FURTHER, that the Indebtedness described in CLAUSE (vii) of this
                  SECTION 10.11 evidenced by the Shareholder Notes may only be paid by the Borrower with proceeds received by the Borrower as consideration for the issuance of the 6% Convertible Subordinated Notes.

              5.3 SECTION 10.22, REDEMPTION OF STOCK, is hereby amended by deleting the period where the same appears at the end of said Section and by inserting a comma and the word "and" in place thereof and by adding new subsection (c) as follows:

                  (c) Borrower may redeem the 6% Convertible Subordinated Notes in accordance with the terms thereof, but only so long as

                           (i) both immediately before and after giving effect thereto, no Event of Default has occurred or shall occur,

                           (ii) at least five (5) Business Days prior to the date on which such redemption is proposed to be made, Borrower shall have delivered a certificate executed by a duly authorized officer of Borrower certifying
                           (A) the date and amount of the proposed redemption,
                           (B) the identity of the holders of the 6% Convertible Subordinated Notes subject to such redemption, and
                           (C) that immediately before and after giving effect to such redemption, no Event of Default has occurred or shall occur,

                           (iii) the amount of the proposed redemption does not exceed the amount set forth in the certificate required to be delivered under CLAUSE (c)(ii) above, and

                           (iv) the amount of such redemption does not exceed the maximum amount that may be paid under applicable law.

              5.4 SECTION 10 is hereby further amended by adding the following new SECTION 10.42, SECTION 10.43 and SECTION 10.44:

              10.42 AMENDMENTS TO 6% CONVERTIBLE SUBORDINATED NOTE INDENTURE AND 6% CONVERTIBLE SUBORDINATED NOTES. Borrower will not, and will not permit any other Person to, (i) replace any of the 6% Convertible Subordinated Notes after the issuance and authentication thereof unless the 6% Convertible Subordinated Note(s) issued in replacement thereof is in substantially the form attached hereto as EXHIBIT AK, (ii) replace the 6% Convertible Subordinated Note Indenture after the execution, delivery and effectiveness thereof unless the 6% Convertible Subordinated Note Indenture (or similar document) that replaces the 6% Convertible Subordinated Note Indenture is in substantially the form attached hereto as EXHIBIT AJ, (iii) waive compliance with any of the terms of the 6% Convertible Subordinated Note Indenture or any of the 6% Convertible Subordinated Notes to the extent such waiver adversely affects the Bank, (iv) replace, amend, supplement or otherwise modify any of the following terms or provisions of the 6% Convertible Subordinated Note Indenture or the 6% Convertible Subordinated Notes: (a) any of the subordination terms or provisions contained in the 6% Convertible Subordinated
                     Note Indenture or any of the 6% Convertible Subordinated Notes; (b) any of the terms or provisions contained in the 6% Convertible Subordinated Note Indenture or any of the 6% Convertible Subordinated Notes relating to the principal amount of or the interest charged under the 6% Convertible Subordinated Note Indenture or any of the 6% Convertible Subordinated Notes; (c) the amortization terms or the payment or repayment terms contained in the 6% Convertible Subordinated Note Indenture or any of the 6% Convertible Subordinated Notes; (d) the maturity date of the

                     Indebtedness under the 6% Convertible Subordinated Note Indenture or any of the 6% Convertible Subordinated Notes;
                     (e) any redemption terms or provisions contained in the 6% Convertible Subordinated Note Indenture or any of the 6% Convertible Subordinated Notes; (f) any terms or provisions contained in the 6% Convertible Subordinated Note Indenture or any of the 6% Convertible Subordinated Notes relating to conversion rights to the extent that such amendment, supplement or other modification would allow any holder of any of the 6% Convertible Subordinated Notes to convert such notes into any security of Borrower other than the Common Stock; (g) any of the default or event of default provisions contained in the 6% Convertible Subordinated
                     Note Indenture or any of the 6% Convertible Subordinated Notes; or (h) any of the terms or provisions contained in the 6% Convertible Subordinated Note Indenture or any of the 6% Convertible Subordinated Notes relating to the exercise of rights or remedies by any Person thereunder, or
                     (v) enter into any other amendment or supplement to or other modification of the 6% Convertible Subordinated Note Indenture or any of the 6% Convertible Subordinated Notes which adversely affects the Bank or the Bank's rights and remedies with respect to the Collateral or the Premises. Not less than three (3) Business Days prior to the execution and delivery thereof, Borrower shall deliver to Bank each amendment, supplement or other modification to the 6% Convertible Subordinated Note Indenture or any 6% Convertible Subordinated Note proposed to be entered into by any Person, and each waiver proposed to be granted by any Person under the 6% Convertible Subordinated Note Indenture or any of the 6% Convertible Subordinated Notes. Simultaneously with the execution and delivery thereof, Borrower shall deliver to Bank a copy of each amendment, supplement or other modification to the 6% Convertible Subordinated Note Indenture or any 6% Convertible Subordinated Note and each waiver granted by any Person under the 6% Convertible Subordinated Note Indenture or any 6% Convertible Subordinated Note, each certified by a duly authorized officer of Borrower as being true, correct and complete as of the date of such delivery. Borrower will not permit the Indebtedness under the 6% Convertible Subordinated Note Indenture and the 6% Convertible Subordinated Notes to be secured by any rights, liens, mortgages or security interests of any Person in any assets of Borrower.

              10.43 PAYMENTS TO VARIOUS PARTIES UNDER THE SUBORDINATED NOTE INDENTURE. Borrower will not make any payments to, or deposit any cash or cash equivalents with, the Trustee, the Paying Agent, the Registrar, any Holder, the Conversion Agent (as each such term is defined in the 6% Convertible Subordinated Note Indenture) or any other Person pursuant to or in connection with the terms of the 6% Convertible Subordinated Note Indenture or the 6% Convertible Subordinated Notes, other than permitted payments in respect of the transactions permitted under
                     SECTION 10.22 hereof.

              10.44 DELIVERIES UNDER THE 6% CONVERTIBLE SUBORDINATED NOTE INDENTURE. Promptly after receipt thereof by Borrower, Borrower will deliver to Bank copies of all notices and other items delivered by it or to it under or in connection with the 6% Convertible Subordinated Note Indenture or any of the 6% Convertible Subordinated Notes.

       SECTION 6. MODIFICATIONS OF EXHIBITS AND SCHEDULES.
       ---------------------------------------------------

       The following Exhibits and Schedules to the Financing Agreement shall be added or amended, as applicable, as set forth in this SECTION 6 to the
Amendment:

       6.1. ADDENDUM TO EXHIBIT L. EXHIBIT L shall be amended by adding thereto ADDENDUM TO EXHIBIT L, FINANCIAL COVENANTS, attached hereto and incorporated by reference herein.

       6.2. New EXHIBIT AJ, 6% CONVERTIBLE SUBORDINATED NOTE INDENTURE, attached hereto and incorporated by reference herein, shall be added to the Financing Agreement.

       6.3. NEW EXHIBIT AK, 6% CONVERTIBLE SUBORDINATED NOTE, attached hereto and incorporated by reference herein, shall be added to the Financing Agreement.

       SECTION 7. SECTION 10 REPRESENTATIONS AND WARRANTIES.
       ----------------------------------------------------

       In order to induce Bank to enter into this Amendment and in addition to all of the representations, warranties and covenants made by Borrower under the Financing Agreement and Loan Documents, Borrower hereby represents, warrants and covenants that, as of the date hereof, any date upon which a Loan is made hereunder, and until the Obligations are fully paid, performed and satisfied, the representations, warranties and covenants set forth in the Financing Agreement and herein are and shall remain true. The Borrower further hereby represents and warrants to Bank as follows:

       7.1. THE AMENDMENT. This Amendment has been duly and validly executed by an authorized executive officer of Borrower and constitutes the legal, valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms.

       7.2. FINANCING AGREEMENT. The Financing Agreement, as amended by this Amendment, remains in full force and effect and remains the valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms. Borrower hereby ratifies and confirms the Financing Agreement as amended by this Amendment.

       7.3. NONWAIVER. Except as specifically set forth in this Amendment, the execution, delivery, performance and effectiveness of this Amendment shall not operate nor be deemed to be nor construed as a waiver (i) of any right, power or remedy of Bank under the Financing Agreement, nor (ii) of any term, provision, representation, warranty or covenant contained in the Financing Agreement or any other documentation executed in connection therewith. Further, except as specifically set forth in this Amendment, none of the provisions of this Amendment shall constitute, be deemed to be or construed as, a waiver of any Event of Default under the Financing Agreement as amended by this Amendment.

       7.4. REAFFIRMATION OF REPRESENTATIONS, WARRANTIES AND COVENANTS. Borrower hereby reaffirms and agrees to be bound by all representations, warranties and covenants made or entered into by it under the Financing Agreement and under any and all Loan Documents. Borrower hereby represents and warrants to Bank that no Default or Event of Default shall exist as of the date of this Amendment after giving effect to this Amendment and none shall be caused to exist as a result of the execution, delivery and performance by Borrower of this Amendment.

       7.5. REFERENCE TO AND EFFECT ON THE FINANCING AGREEMENT. Upon the effectiveness of this Amendment, each reference in the Financing Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Financing Agreement, as amended hereby, and each reference to the Financing Agreement in any other document, instrument or agreement executed and/or delivered in connection with the Financing Agreement shall mean and be a reference to the Financing Agreement, as amended hereby.

       SECTION 8. CONDITIONS PRECEDENT TO EFFECTIVENESS OF THIS AMENDMENT.
       ------------------------------------------------------------------

       In addition to all of the other conditions and agreements set forth herein, the effectiveness of this Amendment is subject to each of the following conditions precedent:

       8.1. AMENDMENT TO FINANCING AGREEMENT. Bank shall have received an original counterpart of this Fourth Amendment to Financing Agreement executed and delivered by a duly authorized officer of Borrower.

       8.2. RESOLUTIONS. Bank shall have received certified resolutions of Borrower authorizing Borrower to execute, deliver and perform this Amendment.

       8.3. NO MATERIAL ADVERSE CHANGE. There shall have occurred no material and adverse change in the Borrower's assets, liabilities or financial condition since the date of the last Financials delivered by Borrower to Bank nor shall there have been any material damage to or loss of any of Borrower's assets or properties since such date.

       8.4. APPRAISAL. Borrower shall deliver to Bank, no later than thirty (30) days from the Effective Date, a copy of all machinery and equipment appraisals (on an orderly liquidation value basis) in form and substance satisfactory to Bank.

       8.5. CLOSING FEE. Borrower shall pay to Bank a fee in the amount of Five Thousand Dollars ($5,000) no later than December 31, 1998, and shall reimburse Bank for all of its costs and expenses incurred by Bank in the negotiation and preparation of this Amendment, including, but not limited to, Attorney's Fees.

       SECTION 9. RETROACTIVE APPLICATION OF SECTION 6.1
       -------------------------------------------------

       The Borrower and Bank agree that, at such time as this Amendment shall have become effective in accordance with the terms of SECTION 8 hereof, SECTION
6.1 of this Amendment shall be considered effective retroactive to September 30, 1998.

       SECTION 10. MISCELLANEOUS.
       --------------------------

       10.1. GOVERNING LAW. This Amendment shall be governed by and construed in accordance with the law of the State of Ohio, without regard to principles of conflict of law.

       10.2. SEVERABILITY. In the event any provision of this Amendment should be invalid, the validity of the other provisions hereof and of the Financing Agreement shall not be affected thereby.

       10.3. COUNTERPARTS. This Amendment may be executed in one or more counterparts, each of which, when taken together, shall constitute but one and the same agreement.

       10.4. CONFESSION OF JUDGMENT. Borrower hereby irrevocably authorizes and empowers any attorney-at-law to appear for Borrower in any action upon or in connection with this Amendment or the Financing Agreement, as amended hereby, at any time after the Loans and/or other Obligations become due, as herein provided, in any court in or of the State of Ohio or elsewhere, and waives the issuance and service of process with respect thereto, and irrevocably authorizes and empowers any such attorney-at-law to confess judgment in favor of Bank against Borrower, the amount due thereon or hereon, plus interest as herein provided, and all costs of collection, and waives and releases all errors in said proceedings and judgments and all rights of appeal from the judgment rendered. The Borrower agrees and consents that the attorney confessing judgment on behalf of the Borrower may also be counsel to Bank or any of Bank's Affiliates, waives any conflict of interest which might otherwise arise, and consents to Bank paying such confessing attorney a reasonable legal fee or allowing such attorney's reasonable fees to be paid from the proceeds of Collateral, the Premises or any other security for the Loans and the other Obligations.

       IN WITNESS WHEREOF, Borrower has caused this Fourth Amendment to Financing Agreement to be duly executed and delivered by its duly authorized officer as of the date first above written.

WARNING - BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

       Signed in Cleveland, Ohio, on November 12, 1998.


Signed and acknowledged                           SPECIALTY CHEMICAL RESOURCES,
in the presence of:                               INC.



/s/ Ronald J. Teplitzky                           By:   /s/ David F. Spink
-------------------------                            --------------------------
Name: Ronald J. Teplitzky                         Its:       CFO
      -------------------                             -------------------------
/s/ Brian A. McMahan
-------------------------
Name:  Brian A. McMahan
     --------------------

STATE OF OHIO             )
                          )ss:
COUNTY OF CUYAHOGA        )


       The foregoing instrument was acknowledged before me this 12th day November, 1998, by David F. Spink, Chief Financial Officer of Specialty Chemical Resources, Inc., a Delaware corporation, on behalf of the corporation.


                                         /s/ James L. Miller
                                      -----------------------------
                                      Notary Public

                                            JAMES L. MILLER, ATTORNEY AT LAW
Accepted at Cincinnati, Ohio                NOTARY PUBLIC, State of Ohio
as of November 12, 1998.                    My Commission has no Expiration Date
                                                  Section 147.03 R.C.


STAR BANK, NATIONAL ASSOCIATION


By:  /s/ Steven L. Fields
     --------------------
Its: Vice President
     --------------------

                             ADDENDUM TO EXHIBIT L
                             ---------------------

                              Financial Covenants
                              -------------------


Financial Covenants. Borrower agrees that it shall:
-------------------

(A) CAPITAL EXPENDITURES. Not make capital expenditures (including, but not by way of limitation, expenditures for fixed assets or leases capitalized or required to be capitalized on Borrower's books by purchase, lease-purchase agreement, option or otherwise) in an aggregate amount exceeding (i) One Million Dollars ($1,000,000) for the fiscal year ending December 31, 1997, (ii) Nine Hundred Thousand Dollars ($900,000) for the fiscal year ending December 31, 1998, and (iii) One Million Dollars ($1,000,000) for each fiscal year, thereafter.

(B) EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). Not permit Borrower's Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") to be less than the following amounts for the following periods:


                         EBITDA                         Periods
                         ------                         -------


                        $740,000                  04/01/98 to 06/30/98
                      $1,500,000                  01/01/98 to 09/30/98
                      $1,985,000                  01/01/98 to 12/31/98

(C) FIXED CHARGE COVERAGE RATIO. Not permit Borrower's ratio of EBITDA to its Fixed Charges ("Fixed Charge Coverage Ratio") (excluding (i) any amounts previously relent by Bank to Borrower under SECTION 2.5 hereof and (ii) the Capitalization Cash actually received by Borrower) to be less than the following:

                        Fixed Charge Coverage Ratio          Period
                        ---------------------------          ------

                        1.00 to 1.00                 04/01/98 to 06/30/98
                        1.00 to 1.00                 01/01/98 to 09/30/98
                        .94 to 1.00                  01/01/98 to 12/31/98


(D) TANGIBLE NET WORTH. Not permit Borrower's tangible net worth to be less than the following amounts at any time by and after the following periods:

                        Tangible Net Worth                    Date
                        ------------------                    ----

                              $8,000,000                    06/30/98
                              $8,650,000                    09/30/98
                              $8,500,000                    12/31/98

(E) RATIO OF TOTAL LIABILITIES TO TANGIBLE NET WORTH. Not permit Borrower's ratio of Total Liabilities to Tangible Net Worth to exceed the following ratios on or after the following dates:

                        Ratio of Total Liabilities To
                        -----------------------------
                        Tangible Net Worth                          Date
                        ------------------                          ----
                        2.69 to 1.00                               06/30/98
                        2.32 to 1.00                               09/30/98
                        2.01 to 1.00                               12/31/98


                     II. Definitions to Financial Covenants
                     --------------------------------------


(A) The term "EARNINGS BEFORE INTEREST. TAXES. DEPRECIATION, AND AMORTIZATION" or "EBITDA" for purposes of this EXHIBIT L shall mean Borrower's earnings from operations before income taxes, and interest or expense, PLUS depreciation, PLUS amortization of all non-cash charges, all as determined in accordance with generally accepted accounting principles on a FIFO basis, and shall not include any gains from the sale of assets outside the normal course of business or any other gains from extraordinary accounting adjustments or non-recurring items.

(B) The term "FIXED CHARGE" for purposes of this EXHIBIT L shall mean Borrower's cash interest expense, scheduled principal payments on debt (including, but not limited to, the amount of principal payments on (i) Term Loan A actually deferred for the months of May, June and July 1998 and (ii) Term Loan B actually deferred for the months of May, June and July 1998), dividends, capitalized lease payments, capital expenditures, prepayments or redemption of principal on subordinated debt, preferred stock or common stock, tax, cash taxes paid.

(C) The term "TANGIBLE NET WORTH" for purposes of this EXHIBIT L, shall mean the total of Borrower's book net worth, as determined in accordance with generally accepted accounting principles, consistently applied, PLUS any debt subordinate to Borrower's debt to Bank, PLUS any preferred stock LESS any assets considered intangible.

(D) The term "TOTAL LIABILITIES" for purposes of this EXHIBIT L, shall include any contingent liabilities and shall have the meaning and be determined in accordance with generally accepted accounting principles consistently applied in accordance with past practice. The portion of any debt subordinate to Borrower's debt to Bank shall be excluded from Total Liabilities.

(E)    The term "EXCESS CASH FLOW" shall mean EBITDA LESS Fixed Charge.


Upon receipt of fiscal 1999 and 2000 projections as required at SECTION 8.6 hereof, Financial Covenants set forth herein will be established, upon terms satisfactory to Bank

III. Interest Rate Reduction Tests
----------------------------------


                                                            Applicable Interest
1) Fixed Charge Coverage for previous four fiscal           Rate
   quarter period
2) Total Liabilities/Tangible Net Worth
3) Tangible Net Worth


1) 1.30-1.59
   and                                            P + 1.00%
2) 1.86-2.00
   and
3) $8,000,000 - $8,499,000


1) 1.60-1.79
   and                                            P + 0.50%
2) 1.71 - 1.85
   and
3) $8,500,000 - $8,999,000


1) 1.80 and greater
   and                                            P + 0.00%
2) Less than 1.70
   and
3) $9,000,000 and greater