Form 10-K405/A
period 1997-12-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1999-01-19
CIK 703645

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K/A

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

         Cost of goods sold for the year ended December 31, 1997, increased by $845,000 as compared to cost of goods sold for the same period in the prior year. All of this increase was due to increased sales unit volume during the year ended December 31, 1997, attributable to the acquisition of Hysan. Cost of goods sold decreased as a percentage of net sales from 84.3% to 83.4% for the year ended December 31, 1996 and 1997, respectively. The decrease as a percent of net sales was due primarily to higher unit pricing in 1997.

         Selling, general and administrative expenses were $6,904,000 for the year ended December 31, 1997, or 17.1% of net sales. Selling, general and administrative expenses were $6,067,000, or 15.6% of net sales for year ended December 31, 1996. The increase in selling, general and administrative expenses was due primarily to increased shipping costs of $334,000 as a result of operational disruptions and increased sales salary and commission costs of $185,000 both related to the Hysan acquisition.

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

         Cost of goods sold for the year ended December 31, 1996, decreased by $6,340,000 or 16.2% as compared to cost of goods sold for the same period in the prior year. This decrease was due principally to reduced sales during the year ended December 31, 1996, and cost reduction efforts in manufacturing labor and overhead. Cost of goods sold decreased as a percentage of net sales from 90.1% to 84.2% for the year ended December 31, 1995, and 1996 respectively. Of the 5.9% decrease, 5.0% was due to higher unit pricing and 0.7% was due to cost reduction efforts in manufacturing labor and overhead.

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

         On May 22, 1997 the Company, in connection with the acquisition of the Hysan Assets, executed an amendment to its current agreement (the "Credit Agreement") with its senior lender Star Bank, N.A. The amended Credit Agreement provides for the $15,000,000 facility which expires on December 31, 2000, comprised of a revolving line of credit and three term loans secured by the inventory, accounts receivable and machinery and equipment of Specialty Chemical. Borrowings on the revolving line of credit and two of the term loans bear interest at the prime rate plus 1.5%, subject to decrease if certain ratios and financial tests are met. The first of these two term loans for $2,680,000 amortizes in forty-seven consecutive monthly installments of $55,833 commencing June 1, 1998 with a forty-eighth and final principal payment of $55,849. The second of these term loans for $1,500,000 amortizes in four equal consecutive monthly payments of $375,000 commenced on July 1, 1997 and was paid off in 1997. The third term loan bears interest at the prime rate plus 4.5%, subject to decrease if certain financial tests are met. This term loan for $1,000,000 amortizes in seventeen consecutive monthly installments of $55,555 commencing July 1, 1997 with an eighteenth and final installment of $55,565.

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

         Other than the interest and loan amortization commitments described above, Specialty Chemical had no other material commitments for capital leases, interest or fees. (See note D - Long-Term Debt and Note E - Commitments and Contingencies.)

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

Report of Independent Certified Public Accountants
   on Schedules................................................. F-24

Schedule II - Valuation and Qualifying Accounts
                December 31, 1997, 1996 and 1995................ F-25

                          INDEPENDENT AUDITORS' REPORT





Stockholders of
SPECIALTY CHEMICAL RESOURCES, INC.


We have audited the accompanying balance sheets of Specialty Chemical Resources, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialty Chemical Resources, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.







                                                 GRANT THORNTON LLP



Cleveland, Ohio
March 6, 1998 (except for the 2nd paragraph of Note D as to which the date is
              April 14, 1998)

                       Specialty Chemical Resources, Inc.

                                 BALANCE SHEETS
                                   December 31


                                     ASSETS
                                                                        1997          1996
                                                                   -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                                       $     3,100    $   168,641
   Accounts receivable - trade, less allowance for doubtful
       accounts of $137,000 and $102,000, respectively (note D)      5,338,168      4,948,075
   Receivables - other (note E)                                        343,657        258,284
   Inventories (notes A, C and D)                                    8,944,905      5,909,447
   Prepaid expenses                                                    360,196        305,259
   Refundable income taxes                                                --        1,075,016
                                                                   -----------    -----------

            Total current assets                                    14,990,026     12,664,722

PROPERTY AND EQUIPMENT - at cost
   (notes A and D)
      Building                                                       1,293,745        959,199
      Leasehold improvements                                         2,798,551      2,579,490
      Office equipment and furniture                                 1,115,738      1,042,432
      Machinery and equipment                                       11,889,611      9,357,362
      Construction in-progress                                         523,932        227,061
                                                                   -----------    -----------
                                                                    17,621,577     14,165,544
         Less accumulated depreciation and amortization              5,536,789      4,451,017
                                                                   -----------    -----------
                                                                    12,084,788      9,714,527
      Land                                                             118,690        118,690
                                                                   -----------    -----------

                                                                    12,203,478      9,833,217

OTHER ASSETS (note A)
   Goodwill  (note K)                                                  894,319     19,738,338
   Product formulation                                                 692,894        977,150
   Deferred financing costs                                            435,117        421,460
   Other                                                               302,044        288,499
                                                                   -----------    -----------

                                                                     2,324,374     21,425,447
                                                                   -----------    -----------

                                                                   $29,517,878    $43,923,386
                                                                   ===========    ===========



        The accompanying notes are an integral part of these statements.

                             Specialty Chemical Resources, Inc.

                                        December 31

                                        LIABILITIES

                                                                         1997             1996
                                                                    ------------     ------------
CURRENT LIABILITIES
   Current portion of long-term debt                                $  1,057,497     $    434,733
   Accounts payable                                                    6,893,119        4,004,870
   Accrued liabilities:
      Compensation and payroll taxes                                     123,146          173,320
      Taxes - other                                                       37,116           65,442
      Interest                                                           108,430           68,436
      Other                                                              356,067          368,421
                                                                    ------------     ------------
                                                                         624,759          675,619
                                                                    ------------     ------------

            Total current liabilities                                  8,575,375        5,115,222

LONG-TERM DEBT (note D)                                               15,445,820       12,246,119


DEFERRED INCOME TAXES (notes A and I)                                       --               --


COMMITMENTS AND CONTINGENCIES (note E)                                      --               --



STOCKHOLDERS' EQUITY (notes G and H)
   Preferred stock - $.01 par value; authorized 2,000,000 shares            --               --
   Common stock - $.10 par value; authorized 13,000,000 shares;
      issued 3,947,762 and 3,947,764 shares, respectively                394,777          394,777
   Additional paid-in capital                                         41,935,125       41,935,125
   Accumulated deficit                                               (36,714,497)     (15,629,785)
   Unearned compensation                                                    --            (19,350)
                                                                    ------------     ------------
                                                                       5,615,405       26,680,767
   Less common stock in treasury, at cost;
      65,500 shares each year                                           (118,722)        (118,722)
                                                                    ------------     ------------
                                                                       5,496,683       26,562,045
                                                                    ------------     ------------
                                                                    $ 29,517,878     $ 43,923,386
                                                                    ============     ============


        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                            STATEMENTS OF OPERATIONS

                         For the years ended December 31


                                                    1997              1996              1995
                                                ------------     ------------     ------------

Net sales                                       $ 40,283,662     $ 38,914,148     $ 43,419,021

Cost of goods sold                                33,628,380       32,783,174       39,123,444
                                                ------------     ------------     ------------

          Gross profit                             6,655,282        6,130,974        4,295,577

Selling, general and administrative expenses       6,903,620        6,066,674        7,647,938

Amortization of intangibles                          996,679          906,846          868,692

Impairment of long-lived assets (note K)          18,501,135             --               --
                                                ------------     ------------     ------------

          Operating (loss)                       (19,746,152)        (842,546)      (4,221,053)

Other income (expense)
   Interest expense                               (1,404,700)      (1,059,217)        (779,041)
   Other                                              66,140           11,450           10,488
                                                ------------     ------------     ------------
                                                  (1,338,560)      (1,047,767)        (768,553)
                                                ------------     ------------     ------------

          (Loss) before income taxes             (21,084,712)      (1,890,313)      (4,989,606)

Income taxes (benefits) (notes A and I)                 --           (127,600)      (2,981,000)
                                                ------------     ------------     ------------

          NET (LOSS)                            $(21,084,712)    $ (1,762,713)    $ (2,008,606)
                                                ============     ============     ============
Basic (loss) per common share (note J)          $      (5.43)    $      (0.45)    $      (0.51)
                                                ============     ============     ============





        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock Outstanding
                                              $.10 par value      Additional
                                            --------------------   Paid-in    Accumulated    Unearned   Treasury
                                             Shares     Amount     Capital      Deficit    Compensation   Stock         TOTAL
                                           ---------   --------  -----------  ------------ ------------  --------   ------------
Balance at December 31, 1994               3,932,776   $393,277  $41,878,575  $(11,832,504)  $   --     $    --     $ 30,439,348

   Retirement of fractional shares
    received from prior reverse
    stock split                                   (7)      --           --            --         --          --             --

   Net loss for the year                        --         --           --      (2,008,606)      --          --       (2,008,606)

   Dividends ($1.79 per share)                  --         --           --          (6,257)      --          --           (6,257)

   Issuance of restricted stock               15,000      1,500       56,550          --      (38,700)       --           19,350
                                           ---------   --------  -----------  ------------   --------    --------   ------------
Balance at December 31, 1995               3,947,769    394,777   41,935,125   (13,847,367)   (38,700)       --       28,443,835

   Retirement of fractional shares
      received from prior reverse
      stock split                                 (5)      --           --            --         --          --             --

   Net loss for the year                        --         --           --      (1,762,713)      --          --       (1,762,713)

   Dividends on redeemable preferred
      stock  ($1.875 per share)                 --         --           --         (19,705)      --          --          (19,705)

   Amortization of unearned compensation        --         --           --            --       19,350        --           19,350

   Purchase of common stock for treasury     (65,500)      --           --            --         --      (118,722)      (118,722)
                                           ---------   --------  -----------  ------------   --------    ---------  ------------
Balance at December 31, 1996               3,882,264    394,777   41,935,125   (15,629,785)   (19,350)   (118,722)    26,562,045

   Retirement of fractional shares
      received from prior reverse
      stock split                                 (2)      --           --            --         --          --             --

   Net loss for the year                        --         --           --     (21,084,712)      --          --      (21,084,712)

   Amortization of unearned compensation        --         --           --            --       19,350        --           19,350
                                           ---------   --------  -----------  ------------   --------   ---------   ------------
Balance at December 31, 1997               3,882,262   $394,777  $41,935,125  $(36,714,497)  $   --     $(118,722)  $  5,496,683
                                           =========   ========  ===========  ============   ========   =========   ============


          The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                            STATEMENTS OF CASH FLOWS

                         For the years ended December 31



                                                                      1997             1996            1995
                                                                   ------------    -----------    -----------
Cash Flows from Operating Activities:
   Net loss                                                        $(21,084,712)   $(1,762,713)   $(2,008,606)
   Adjustment to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
         Depreciation                                                 1,084,143      1,025,799        907,718
         Amortization of intangibles                                    996,679        906,846        868,692
         Impairment of long-lived assets                             18,501,135           --             --
         Deferred income taxes (benefits)                                  --         (138,805)    (1,975,000)
         Stock compensation                                              19,350         19,350         19,350
         Change in assets and liabilities:
              Decrease in accounts receivable                         1,490,817      1,270,433        572,735
              (Increase) decrease in accounts receivable - other        (85,373)       551,818       (728,089)
              (Increase) decrease in inventories                       (279,840)       807,863        114,903
              (Increase) decrease in prepaid expenses                   (54,937)      (103,839)       181,664
              Decrease (increase) in refundable income taxes          1,075,016         59,063     (1,082,181)
              Increase in other assets                                 (123,557)        (7,337)       (26,144)
              Increase (decrease) in accounts payable                 2,888,249     (2,690,647)       925,001
              (Decrease) in accrued liabilities                         (50,860)      (525,047)      (419,824)
                                                                   ------------    -----------    -----------
                  Total adjustments                                  25,460,822      1,175,497       (641,175)
                                                                   ------------    -----------    -----------

                     Net cash provided by (used in)
                         operating activities                         4,376,110       (587,216)    (2,649,781)



                            (CONTINUED ON NEXT PAGE)




        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                         For the years ended December 31



                                                                      1997            1996            1995
                                                                 ------------    ------------    ------------
        Net cash provided by (used in) operating activities
             (brought forward from previous page)                $  4,376,110    $   (587,216)   $ (2,649,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                          --              --            39,966
   Acquisition of Hysan assets (note B)                            (7,431,977)           --              --
   Expenditures for property and equipment - net                     (932,139)       (155,621)     (3,685,351)
   Purchase of product formulations and license agreement                --          (400,300)           --
                                                                 ------------    ------------    ------------

          Net cash (used in) investing activities                  (8,364,116)       (555,921)     (3,645,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of redeemable preferred stock                      --              --           350,000
   Redemption of redeemable preferred stock                              --          (350,000)           --
   Dividends paid on redeemable preferred stock                          --           (19,705)           --
   Payments on long-term obligations                                 (538,440)       (134,503)         (2,371)
   Proceeds from note payable, net of deferred financing costs      2,090,000       1,688,368         913,750
   Proceeds from issuance of short-term debt                        1,500,000       8,500,265            --
   Payments on short-term debt                                     (1,500,000)    (10,121,882)           --
   Proceeds from sale of convertible subordinated debentures,
      net of deferred financing costs                                 240,000       3,723,373            --
   Purchase of common stock for treasury                                 --          (118,722)           --
   Proceeds on revolver                                            49,734,451      37,041,248      11,965,000
   Payments on revolver                                           (47,703,546)    (38,897,902)     (6,945,000)
                                                                 ------------    ------------    ------------

          Net cash provided by financing activities                 3,822,465       1,310,540       6,281,379
                                                                 ------------    ------------    ------------

          NET (DECREASE) INCREASE IN CASH
                AND CASH EQUIVALENTS                                 (165,541)        167,403         (13,787)

Cash and cash equivalents at beginning of year                        168,641           1,238          15,025
                                                                 ------------    ------------    ------------

Cash and cash equivalents at end of year                         $      3,100    $    168,641    $      1,238
                                                                 ============    ============    ============



        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995



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

   The estimated lives used in determining depreciation and amortization for financial reporting purposes are as follows:

      Building........................................... 20 years

      Leasehold improvements............................. 15 years

      Office equipment and furniture..................... 7-10 years

      Machinery and equipment............................10-16 years


   INTANGIBLES

   The Company adopted Statement of Financial Accounting Standards No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of (SFAS 121) as of January 1, 1996. This Statement requires that long-lived assets, including goodwill, held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   INTANGIBLES (CONTINUED)

   In performing the review for recoverability, the Company estimates its expected future cash flows (undiscounted and without interest charges) and compares this amount to the carrying value of its long-lived assets to determine if an impairment exists. Otherwise, an impairment loss is not recognized. The projected amounts used in this computation are based upon management's best estimates utilizing information currently available. Inherent in these projections are estimates for which the ultimate outcome cannot be predicted with a high degree of certainty. Therefore, the actual results could materially differ from the projected amounts (see note K).

   Goodwill, resulting from the excess of the purchase price over the fair value of net assets acquired is being amortized over 40 years (see note K). Purchased product formulations are being amortized on a straight-line basis over 10 years. All research and development costs are being expensed as incurred.

   Deferred financing costs are related to the bank debt and the issuance of the convertible subordinated debentures. These costs are being amortized on a straight-line basis over the period of the respective debt agreements.

   Accumulated amortization for intangibles amounted to approximately $2,608,000 and $6,877,000 for the years ended December 31, 1997 and 1996, respectively.

   INCOME TAXES

   Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS 109 utilizes the asset and liability method, under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying currently enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

   REVENUE RECOGNITION

   The Company recognizes revenue when the product is shipped.

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

   Cash payments for income taxes amounted to $38,000, $75,000 and $79,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Company received income tax refunds of approximately $1,080,000 during 1997. Cash payments for interest amounted to $1,124,000, $1,095,000 and $687,000 in the year ended December 31, 1997, 1996 and 1995, respectively. The Company also accrued $240,000 and $150,000 of interest in 1997 and 1996, respectively, on convertible subordinated debentures due 2006. During 1995, the Company accrued $6,257 of preferred stock dividends and issued $58,050 of restricted stock to an employee.


   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

   For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. For long-term obligations, including current maturities, the fair value of the Company's long-term obligations approximates historically recorded cost since interest rates approximate market.

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   NEWLY ISSUED ACCOUNTING STANDARDS

   In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 131 introduces a new segment reporting model called the "management approach". The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. The Company will adopt SFAS 130 and SFAS 131 in fiscal year 1998. The Company believes adoption of SFAS 130 and SFAS 131 will not have a significant effect on the Company's financial statements.

NOTE B - ACQUISITION

   On May 22, 1997, Specialty Chemical Resources, Inc. acquired substantially all of the tangible and intangible non-real estate assets of Hysan Corporation ("Hysan") pursuant to an Asset Purchase Agreement (the "Agreement"). The purchase price for the acquired assets was $7,432,000, including expenses related to the transaction. The Agreement required that $500,000 of the purchase price be deposited in escrow with a bank as security for any adjustments to the purchase price that may be necessary to secure Hysan's indemnification obligations thereunder. The remaining portion of the purchase price was paid in cash. The acquisition was recorded under the purchase method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 16. The purchase price was allocated based upon the fair value of assets acquired at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired of approximately $273,000 was recorded as goodwill. The Company included the results of operations of Hysan as of the acquisition date. The following unaudited proforma information has been prepared assuming Hysan had been acquired as of the beginning of the periods presented:

                                   ==========================================
                                           YEARS ENDED DECEMBER 31,
                                   ------------------------------------------
                                     1997                          1996
                                   ------------------------------------------
         Net sales                   $44,571,000              $53,710,000

         Net (loss)                  $(21,382,000)            $( 1,582,000)

         Basic (loss) per share      $(5.51)                  $(.40)

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995



NOTE C - INVENTORIES

   Inventories consist of the following at:

                                                              ===========================================
                                                                                 DECEMBER 31,
                                                              -------------------------------------------
                                                                    1997                    1996
                                                              -------------------------------------------
       Raw materials                                            $5,416,048              $3,663,804

       Finished goods                                            4,224,414               2,890,674
                                                              -------------------------------------------
                                                                 9,640,462               6,554,478

       Less excess of FIFO over LIFO cost                          695,557                 645,031
                                                              -------------------------------------------
                                                                $8,944,905              $5,909,447
                                                              ===========================================

   Had the Company historically followed the FIFO cost method for raw material inventories, the net loss for the years ended December 31, 1997, 1996 and 1995 would have decreased by approximately $51,000, increased by approximately $44,000, and decreased by approximately $79,000, respectively.

NOTE D - LONG-TERM DEBT

   Long-term debt consists of the following at:

                                                      =====================================
                                                                     DECEMBER 31,
                                                      -------------------------------------
                                                              1997              1996
                                                      -------------------------------------
       Revolver                                          $ 8,072,634        $ 6,041,729

       Term loan A - bank                                  2,680,000          1,710,000

       Term loan B - bank                                    666,670               --

       Mortgage loan - bank                                  794,013            871,944

       6% Convertible subordinated debentures              4,290,000          4,050,000

       Other                                                    --                7,179
                                                         ------------------------------
                                                          16,503,317         12,680,852

       Less current portion                                1,057,497            434,733
                                                         ------------------------------
                                                         $15,445,820        $12,246,119
                                                         ==============================

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995



NOTE D - LONG-TERM DEBT (CONTINUED)

   During September 1996, the Company terminated its revolving credit agreement with a bank and entered into a $12,000,000 financing agreement with a new bank. During May 1997, the Company entered into a First Amendment to the financing agreement increasing potential borrowings to $15,000,000. The amended credit facility is comprised of a Revolving Loan and Term Loan A and Term Loan B. The maximum borrowings under the credit facility are pursuant to a formula based upon the amount of the Company's receivables, inventory and the then outstanding balance under the previous facility. In addition, the bank can reduce the maximum borrowings under the facility by establishing an environmental compliance reserve in certain circumstances. No compliance reserves have been required as of December 31, 1997. Borrowings under this credit agreement are collateralized by substantially all of the Company's assets. The Revolving Loan matures on December 31, 2000 and bears interest at the bank's prime rate (8.5% at December 31, 1997) plus 1-1/2%. The interest rate charged by the bank can be reduced to the prime rate based upon the Company meeting certain performance measures. Under the terms of the credit agreement, the Company is required to comply with various covenants, the most restrictive of which relate to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. Based on 1997 financial performance, the senior lender has revised the various covenants by amending the credit agreement. The Company is currently in compliance with all of the covenants. Such amendment requires that such financial covenants for the future be revised in a form mutually agreeable to the bank and the Company no later than May 15, 1998. Such amendment further requires that the Company provide an acceptable plan to the bank no later than April 30, 1998 to provide additional capital for the Company and consummate such plan no later than May 30, 1998. The failure to do so would constitute an event of default under the credit agreement. As of December 31, 1997, approximately $591,000 is unused and available under the credit agreement.

   The original term loan portion of the credit facility consisted of a $1,800,000 installment loan payable in sixty monthly installments of $30,000 beginning on October 1, 1996. The amended term loan portion of the credit facility is comprised of Term Loan A in the amount of $2,680,000 and Term Loan B in the amount of $1,000,000. Principal on Term Loan A is payable in forty-eight monthly installments of $55,833 beginning on June 1, 1998. Interest is payable monthly at the same rate and terms as the Revolving Loan. Principal on Term Loan B is payable in eighteen monthly installments of $55,555 commencing on July 1, 1997. Interest is payable monthly at the bank's prime rate plus 4-1/2%. For each six-month period that Term Loan B remains outstanding, the Company may be required to make an additional principal payment based on its "excess cash flow" as defined in the agreement.

   In addition to the above loans, the bank advanced to the Company $1,500,000 on a short-term basis in conjunction with the acquisition of Hysan. The advance was fully repaid in 1997.

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995

NOTE D - LONG-TERM DEBT (CONTINUED)

   The mortgage note originally consisted of a $1,075,000 installment note dated October 15, 1995. Monthly principal payments of approximately $6,000 began on June 1, 1996, with the balance due on February 1, 1998. As of December 31, 1997, the Company had $794,013 remaining on the note. Effective January 1998, the Company refinanced the mortgage with a new $1,125,000 installment note with a new bank. The note, which bears interest at 8.75%, requires twelve monthly interest payments. Commencing on February 1, 1999, the note requires 167 monthly principal and interest payments of $11,790, with final payment on November 1, 2012. The aggregate maturities schedule of long-term debt reflects the terms of the new note. The borrowing is collateralized by a building which serves as the Company's distribution center and corporate offices.

   The 6% convertible subordinated debentures, due October 15, 2006, are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $1.50 per share. Each $100 principal amount of the debentures is convertible into 66.67 shares of common stock at any time after December 31, 2001, or under certain circumstances, if there is a change in control of the Company as defined under the debentures. Subsequent to October 15, 1999, the debentures are redeemable at the option of the Company, in whole or in part, initially at 110%, and thereafter at prices declining to 100% at October 15, 2004, together with accrued interest. The debentures are subordinated to all senior debt of the Company. The proceeds, which were received in 1996, were used to repay a portion of the Company's indebtedness and to repurchase all of its outstanding redeemable preferred stock from a major shareholder (see note G). Interest accrues semi-annually and is due upon maturity of the debentures.

   Aggregate maturities of long-term debt at December 31, 1997 are as follows:

                 1998                                $ 1,057,497
                 1999                                    709,823
                 2000                                  8,789,450
                 2001                                    721,423
                 2002                                    335,361
                 Thereafter                            4,889,763
                                                      ----------
                                                     $16,503,317
                                                     ===========


NOTE E - COMMITMENTS AND CONTINGENCIES

    Certain operations of the Company are conducted in leased facilities under noncancellable operating leases which expire at various dates through 2005. One of the leases which relates to the manufacturing facility can be extended at the option of the Company to the year 2025. The Company also has entered into several noncancellable operating leases for various machinery and equipment which expire at various dates through 2001.

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995



NOTE E - COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The following table details scheduled minimum rental payments of all noncancellable operating leases:
                                                              RENTAL
                       YEAR ENDING DECEMBER 31,            COMMITMENT
                       ------------------------            ----------

                                1998                      $  395,000
                                1999                         402,000
                                2000                         383,000
                                2001                         297,000
                                2002                         216,000
                             Thereafter                      577,000
                                                          ----------
                                                          $2,270,000
                                                          ==========


    Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $518,000, $407,000 and $512,000, respectively.

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

    On May 17, 1994, the Ohio EPA approved the revised closure plan which included unilateral modifications as deemed necessary by the Ohio EPA. On June 17, 1994, the Company appealed the Ohio EPA's action on the grounds that the unilateral modifications were unreasonable and unlawful. On January 6, 1995, the Company and the State of Ohio entered into a settlement agreement, which resulted in a termination of the Company's appeal of this matter before the Environmental Board of Review. On May 3, 1995, the Ohio EPA issued a supplemental closure plan approval letter that established certain deadlines with regard to the Company's implementation of a Groundwater Extraction and Treatment System, a Soil Vapor Extraction System, and certain other closure plan tasks. On December 9, 1996, the Company revised its estimate to address

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995



NOTE E - COMMITMENTS AND CONTINGENCIES (CONTINUED)

    closure costs at the Macedonia facility. Based on estimates of closure costs received from the Company's environmental consultant, the revised total closure costs are estimated at approximately $1,446,000. As of December 31, 1997, $1,296,000 of closure costs were expended, of which $792,000 was received from both escrow funds and an Ohio EPA Trust Account (the Trust). The escrow funds and trust funds were deposited by previous owners. During 1996, the Company received $621,000 from the Trust for reimbursement of expenditures; in addition the Company has approximately $344,000 of monies due from the Trust for reimbursement of EPA expenditures and has recorded this amount as an Account Receivable - Other on the December 31, 1997 balance sheet. The Company believes that the expenditures for which they are seeking reimbursement are in accordance with the closure activities contemplated by the Trust requirements. While the Company is not aware of any reason that it would not receive reimbursement for these expenditures, the Ohio EPA has discretion in responding to the Company's request.

    If the remediation techniques proposed in the closure plan are not successful, or if supplemental or alternative technologies are required to be used, then the Company may incur costs in excess of the $1,446,000 closure cost estimate. The Company believes, based on discussions with its technical consultants, that the cost of additional testing and operation of the proposed remedial systems will be approximately $150,000 and that the costs of the supplemental or alternative cleanup measures, if determined to be necessary, would not exceed $2,000,000.

    On October 15, 1997, the Company received Notices of Violation ("NOV's") from the Ohio Attorney General's Office alleging that the Company has failed to comply with the terms of the 1990 Consent Order. The State alleges that the Company has committed numerous violations of applicable Ohio hazardous waste laws and regulations. Ohio EPA bases these allegations upon the results of a number of inspections conducted from 1993 through 1997. The Company prepared detailed written responses to each NOV and, without admitting liability, took specific actions in response to the allegations identified by Ohio EPA. The Ohio EPA has demanded that the Company pay the State of Ohio the sum of $1,080,000 as stipulated penalties for the alleged violations. Through the October 15, 1997 letter, the Attorney General invited the Company to enter negotiations to resolve the disagreement regarding the Company's alleged violations of the 1990 Consent Order.

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

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995




NOTE E - COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The Company was also a defendant in two product liability lawsuits. Both of these suits were defended by the Company's insurance carrier and were settled by the insurance company within the limits of the insurance coverage.


NOTE F - EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution 401(k) profit-sharing plan (the Plan) covering certain salaried employees with one year of credited service. The Company's profit-sharing contributions are at the discretion of the Board of Directors and are credited to each participant's account based on a percentage of gross compensation subject to a maximum contribution for each participant. The Company is also required under the 401(k) provisions to match employee contributions equal to 50% of each such participant's deferred compensation up to a maximum of 4% of the participant's annual compensation. Contributions by the Company under the 401(k) provisions for 1997, 1996 and 1995 were approximately $57,200, $48,000 and $51,700, respectively. The Company did not make any profit-sharing contributions to the Plan for the years ended December 31, 1997, 1996 and 1995.

    The Company has a Retirement Savings Trust and Plan covering full-time hourly employees who have completed six months of service. The Company's contributions are made on an annual basis and are credited to each participant's account at an amount equal to 13 cents per hour of compensation (maximum of 48 hours per week). In addition, qualified employees are eligible to make voluntary contributions to the Retirement Savings Trust and Plan which are fully vested and nonforfeitable. Contributions by the Company for the years ended December 31, 1997, 1996 and 1995 approximated $38,900, $34,500 and $35,200, respectively.


NOTE G - REDEEMABLE PREFERRED STOCK

    During 1995, the Company designated 3,500 shares of its previously authorized 2,000,000 preferred shares as cumulative, convertible preferred stock. On October 6, 1995, the Company issued 3,500 shares of cumulative, convertible preferred stock to an officer/director at a $100 per share price, which aggregated to $350,000. The cumulative, convertible preferred stock pays quarterly dividends of $1.875 per share. On October 16, 1996, the Company redeemed all of its 3,500 shares of redeemable preferred stock for $350,000 from the proceeds received in conjunction with the convertible subordinated debentures (see note D).

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995



NOTE H - STOCKHOLDERS' EQUITY

    On July 25, 1995, the Company entered into a Restricted Stock Award Agreement with a key employee for 15,000 shares of common stock. The Company charged $19,350 to compensation expense and distributed one-third (1/3) of the shares to the employee annually for 1997, 1996 and 1995. All shares were distributed on July 25, 1997, at which time the restrictions lapsed. The value of the shares under restriction at December 31, 1995 were charged to equity as unearned compensation and have been fully amortized to operations.

    In December 1996, the Board of Directors authorized the Company to redeem shares of its common stock at the open market price. On December 20, 1996, the Company redeemed into treasury, 65,500 common shares at $1.8125 per share at an aggregate cost of $118,722, including expenses.

    The Company has a Nonqualified and Incentive Stock Option Plan (the Plan) under which 650,000 shares of common stock have been reserved. The Plan provides for grants to officers and key employees of the Company of both nonqualified and incentive stock options. The exercise price for options granted under the Plan must be at least equal to fair market value of the shares on the date of grant. The Plan will terminate in January 1999 but will not affect any outstanding options previously granted. Such options granted may be exercised after one year from the date of grant for not more than one-third of the shares originally subject to the option and an additional one-third for each of the two years thereafter. The options granted under the Plan expire five years from the date of grant. As of December 31, 1997, all options granted were under the Nonqualified Option Plan.

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

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995

NOTE H - STOCKHOLDERS' EQUITY (Continued)

   Transactions for both stock option plans are as follows:


                                          -------------------------------------------------------------------------------
                                                1997                           1996                     1995
                                          -------------------------------------------------------------------------------
                                                     Weighted                      Weighted                  Weighted
                                                     Average                      Average                    Average
                                          Shares  Exercise Price      Shares    Exercise Price   Shares   Exercise Price
                                         -------- --------------     -------   ---------------   ------    -------------
       Outstanding -
         beginning of year                567,391       $ 5.86        545,428     $   6.14        405,715       $ 7.82
            Granted                       252,000       $ 1.75         50,000     $   1.70        236,570       $ 3.59
            Exercised                        --         $ --             --       $   --             --         $ --
            Cancelled                    (174,857)      $ 9.02        (28,037)    $   3.85        (96,857)      $ 6.95
                                          -------                     -------                     -------
       Outstanding -
         end of year                      644,534       $ 3.40        567,391     $   5.86        545,428       $ 6.14
                                          =======                     =======                     =======

       Exercisable at end of year         291,545       $ 4.91        347,583     $   7.48        249,024       $ 8.80
                                          =======                     =======                     =======

       Available for grant                155,466                     232,609                     254,572
                                          =======                     =======                     =======

       Weighted average fair value
          of options granted
          during the year                $   0.87                    $   1.23                   $   1.88

                                      -------------------------------------------------   ---------------------------
                                                    Outstanding                              Exercisable
                                      -------------------------------------------------   ---------------------------
                                                     Weighted-
                                                      Average
                                                     Remaining           Weighted-                      Weighted-
                     Range of                       Contractual           Average                         Average
                 Exercise Prices       Shares          Life            Exercise Price      Shares     Exercise Price
                 ---------------       ------          ----            --------------      ------     --------------
                  $1.625 - 1.813      294,000          4.7                $ 1.74           12,083        $ 1.70
                  $3.375 - 4.06       201,963          2.3                $ 3.59          134,641        $ 3.59
                   $4.50 - 6.38       118,571          1.4                $ 5.49          114,821        $ 5.46
                  $10.00 - 10.50       30,000          4.2               $ 10.00           30,000       $ 10.00
                                      -------
                                      644,534
                                      =======

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995




NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)

    Both of the Company's stock option plans are accounted for under APB Opinion 25 and related interpretations. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net loss and loss per share would have been increased each period to the proforma amounts indicated below.

                                                    ==================================================
                                                            1997            1996             1995
                                                    --------------------------------------------------
       Net (loss)                   As reported      $(21,084,712)    $(1,762,713)     $(2,008,606)

                                    Pro forma        $(21,244,477)    $(1,919,713)     $(2,114,606)



       Basic (loss) per share       As reported        $(5.43)          $(0.45)          $(0.51)

                                    Pro forma          $(5.47)          $(0.49)          $(0.54)



    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: expected volatility of 48, 61 and 50 percent; risk-free interest rates of 6.44, 6.34 and 6.59 percent; expected lives of 3, 4 and 3 years; and no dividend payments.


NOTE I - INCOME TAXES

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

                       Specialty Chemical Resources, Inc.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1997, 1996 and 1995




NOTE I - INCOME TAXES (CONTINUED)

    The net operating loss carryforwards, to the extent unused, will expire as follows:

                                   ===============
           YEAR ENDING              NET OPERATING
           DECEMBER 31,                  LOSS
          -------------            ---------------

               1999                   $ 3,060,000

               2000                     2,477,000

               2001                       919,000

               2002                          -

               2003                         1,000

               2004                       139,000

               2010                     1,234,000

               2011                     1,651,000

               2012                     1,854,000
                                    -------------
                                      $11,335,000
                                    =============



    The above-mentioned carryforwards gave rise to deferred tax assets of approximately $4.5 million, $3.8 million and $3.2 million at December 31, 1997, 1996 and 1995, respectively. Due to the uncertainty of the ultimate realization of the deferred tax asset, a valuation allowance in the amounts of $2.7 million, $2 million and $1.3 million was recorded by the Company for the years ended December 31, 1997, 1996 and 1995, respectively. The net change in the valuation allowances for 1997, 1996 and 1995 was $.7 million, $.7 million and $(1.3) million, respectively.

                       Specialty Chemical Resources, Inc.

                        December 31, 1997, 1996 and 1995




NOTE I - INCOME TAXES (CONTINUED)

    The asset recognition of the net operating loss carryforward is based principally on the portion of the carryforwards which are not limited as to their use and offset the deferred tax credits that are scheduled to reverse in the carryforward period.

    Deferred tax (assets) liabilities are as follows:

                                                       ================================================
                                                                        DECEMBER 31,
                                                       ------------------------------------------------
                                                             1997                         1996
                                                       ------------------------------------------------
       Depreciation                                      $ 1,404,000                 $ 1,441,000

       Amortization of product
         formulation costs                                   155,000                     260,000

       Accounts receivable allowance                         (55,000)                    (41,000)

       Excess of book inventory over
         tax inventory                                       324,000                     171,000

       Other                                                 (69,000)                    (31,000)

       Net operating loss carryforwards                   (4,500,000)                 (3,800,000)

       Valuation allowance                                 2,741,000                   2,000,000
                                                       ------------------------------------------------
                                                         $     -                  $         -
                                                       ================================================


    The Company had no income tax expense for 1997. The income tax benefit of $127,600 for the year ended December 31, 1996 consists of approximately $11,000 of current federal income taxes and approximately $138,600 of deferred tax benefits. The income tax benefit of $2,981,000 for the year ended December 31, 1995 consists of approximately $1,006,000 of current refundable federal income taxes and approximately $1,975,000 of deferred tax benefits.

    A reconciliation of differences between the statutory U.S. Federal income tax rate and the Company's effective tax rate follows:

                                    ============================================
                                                    DECEMBER 31,
                                    --------------------------------------------
                                          1997           1996           1995
                                    --------------------------------------------
       U.S. Statutory rate                (34%)          (34%)          (34%)
       Goodwill Amortization                1%            11%             4%
       Impairment Write-Down               30%           --             --
       Other                              --               2%             1%
       Effect of net operating loss
         carryforward and valuation
         allowance                          3%            14%           (31%)
                                     --------------------------------------------

       Effective Income Tax Rate            0%            (7%)          (60%)
                                     --------------------------------------------

                       Specialty Chemical Resources, Inc.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1997, 1996 and 1995




NOTE J - LOSS PER SHARE OF COMMON STOCK

    The Company adopted SFAS No. 128, Earnings Per Share, effective December 31, 1997 and all loss per share amounts disclosed herein have been calculated under the provisions of SFAS No. 128. Basic loss per common shares was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. The weighted average number of common shares used to compute basic loss per common share was 3,882,264 for 1997, 3,945,618 for 1996 and 3,939,348 for 1995. Diluted loss per common share which would include common share equivalents for employee stock options, cumulative convertible preferred stock and convertible subordinated debentures is not reported because their effect would be anti-dilutive for the years presented.


NOTE K - IMPAIRMENT OF LONG-LIVED ASSETS

    At December 31, 1997, in accordance with SFAS 121, the Company determined that circumstances related to its recurring operating losses, the reduction in customer base, and current projections, indicated that the recoverability of the carrying amount of long-lived assets should be assessed. In making that assessment, the Company estimated its undiscounted future cash flows from operations. The results of that computation indicated that an impairment exists and that a write-down of the carrying value of the long-lived assets to fair value is required. The Company utilized an independent third party appraiser to determine fair value based upon expected future cash flows from operations discounted as a rate commensurate with risk involved. Based upon the valuation performed, the Company recorded a non-cash charge of $18.5 million which is reflected as a reduction in the carrying value of goodwill.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULES







Stockholders of
SPECIALTY CHEMICAL RESOURCES, INC.



In connection with our audit of the financial statements of Specialty Chemical Resources, Inc. referred to in our report dated March 6, 1998, we have also audited Schedule II for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





                                              GRANT THORNTON LLP



Cleveland, Ohio
March 6, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       Specialty Chemical Resources, Inc.

              For the years ended December 31, 1997, 1996 and 1995



                          Column A                Column B                   Column C                   Column D     Column E
                                                                             Additions
                                                                ------------------------------------
                                                 Balance at         Charged to                                       Balance at
                                                Beginning of        Costs and         Charged to                      End of
    Year                 Description               Period            Expenses       Other Accounts    Deductions      Period
------------- ---------------------------   ------------------- ---------------- ------------------- --------------- -------------
    1995                Allowance for
                      doubtful accounts           $ 123,000         $ 260,400          $ -              $ (38,400)     $ 345,000

    1996                Allowance for
                      doubtful accounts           $ 345,000          $ 65,000          $ -              $ (308,000)    $ 102,000

    1997                Allowance for
                      doubtful accounts           $ 102,000          $ 73,800          $ -              $ (38,800)     $ 137,000

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of January, 1999.

                       SPECIALTY CHEMICAL RESOURCES, INC.




                                    By:/s/ Edwin M. Roth
                                          -------------------------------------
                                          Edwin M. Roth
                                          C.E.O. and Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities, on the date indicated. This Report may be signed in multiple counterparts, all of which taken together shall constitute one document.


         NAME                                        TITLE                      DATE
         ----                                        -----                      ----
/s/ Edwin M. Roth                       C.E.O. and Chairman                January 18, 1999
----------------------------            of the Board (Principal
   Edwin M. Roth                        Executive Officer)


/s/ Corey B. Roth                       President, Chief Operating
----------------------------            Officer, and Director              January 18, 1999
Corey B. Roth


/s/ David F. Spink                      Vice President, Chief              January 18, 1999
----------------------------            Financial Officer,
David F. Spink                          Treasurer, and Asst.
                                        Secretary


/s/ George N. Aronoff                   Director                           January 18, 1999
----------------------------
George N. Aronoff


/s/ Victor Gelb                         Director                           January 18, 1999
-----------------------------
Victor Gelb


/s/ Lionel N. Sterling                  Director                           January 18, 1999
-----------------------------
Lionel N. Sterling


/s/ Geoffrey J. Colvin                  Director                           January 18, 1999
-----------------------------
Geoffrey J. Colvin


/s/ Terence J. Conklin                  Director                           January 18, 1999
-----------------------------
Terence J. Conklin