Form 10-Q/A
period 1998-03-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1999-01-19
CIK 703645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




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

                                   Form 10-Q/A

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

                   Condensed Balance Sheets.................................3-4

                   Condensed Statements of Operations, 3 Months...............5

                   Condensed Statements of Cash Flows, 3 Months...............6

                   Notes to Financial Statements..............................7

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets



                                                         March 31, 1998           December 31, 1997
                                                           (Unaudited)                 (Audited)
                                                           -----------                 ---------
Current assets
    Cash and cash equivalents                            $      3,100                  $      3,100
  Accounts Receivables                                      5,447,097                     5,338,168
  Receivable - other                                          607,409                       343,657
  Inventories - LIFO                                        8,775,893                     8,944,905
  Prepaid expenses                                            487,491                       360,196
                                                         ------------                  ------------
 Total current assets                                      15,320,990                    14,990,026


Property, plant and equipment
    At cost                                                18,048,474                    17,740,267
    Less accumulated depreciation
     and amortization                                      (5,832,121)                   (5,536,789)
                                                         ------------                  ------------
                                                           12,216,353                    12,203,478

Other assets
    Goodwill                                                  887,299                       894,319
    Product formulation                                       621,830                       692,894
    Deferred financing costs                                  434,014                       435,117
    Other                                                     299,078                       302,044
                                                         ------------                  ------------
                                                            2,242,221                     2,324,374
                                                         ------------                  ------------


         Total assets                                    $ 29,779,564                  $ 29,517,878
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


         Specialty Chemical Resources, Inc.









         By:/s/ David F. Spink                                  January 18, 1999
         ---------------------
                  David F. Spink
                  Vice President, Chief Financial Officer,
                  Treasurer, and Asst. Secretary