Form 10-Q/A
period 1998-06-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1999-01-19
CIK 703645

================================================================================

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

--------------------------------------------------------------------------------
_________________________________Page 1 of 10___________________________________

                       Specialty Chemical Resources, Inc.

                                  Form 10-Q/A


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

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets


                                     June 30, 1998     December 31, 1997
                                      (Unaudited)         (Audited)
                                      -----------         ---------
Current assets
  Cash and cash equivalents          $     3,100         $     3,100
  Accounts receivables                 5,238,247           5,338,168
  Receivable - Other                     770,727             343,657
  Inventories - LIFO                   7,941,711           8,944,905
  Prepaid expenses                       527,254             360,196
                                     -----------         -----------
       Total current assets           14,481,039          14,990,026


Property, plant and equipment
 At cost                              18,207,565          17,740,267
   Less accumulated depreciation
     and amortization                 (6,157,952)         (5,536,789)
                                     -----------         -----------
                                      12,049,613          12,203,478

Other assets
   Goodwill                              880,279             894,319
   Product formulation                   550,766             692,894
   Deferred financing costs              414,214             435,117
   Other                                 295,104             302,044
                                     -----------         -----------
                                       2,140,363           2,324,374
                                     -----------         -----------


       Total assets                  $28,671,015         $29,517,878
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


     Specialty Chemical Resources, Inc.











     By:/s/ DAVID F. SPINK                                      January 18, 1999
        -------------------------------
        David F. Spink
        Vice President, Chief Financial
        Officer