Form 10-Q/A
period 1998-09-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1999-01-19
CIK 703645

=====================================================================

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

                                Form 10-Q/A


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

          Condensed Statements of Cash Flows, 3 months..............7

          Condensed Statements of Cash Flows, 9 months..............8

          Notes to Financial Statements.............................9


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations............10

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets


                                           September 30, 1998    December 31, 1997
                                               (Unaudited)           (Audited)
                                           ------------------    -----------------

Current assets
  Cash and cash equivalents                   $      3,100         $      3,100
  Accounts receivables                           4,604,941            5,338,168
  Receivable - Other                               459,706              343,657
  Inventories - LIFO                             7,362,040            8,944,905
  Prepaid expenses                                 437,015              360,196
                                              ------------         ------------
         Total current assets                   12,866,802           14,990,026


Property, plant and equipment
 At cost                                        18,214,557           17,740,267
   Less accumulated depreciation
     and amortization                           (6,517,278)          (5,536,789)
                                              ------------         ------------
                                                11,697,279           12,203,478

Other assets
   Goodwill                                        873,259              894,319
   Product formulation                             479,702              692,894
   Deferred financing                              394,414              435,117
   Other                                           286,404              302,044
                                              ------------         ------------
                                                 2,033,779            2,324,374
                                              ------------         ------------


       Total assets                           $ 26,597,860         $ 29,517,878
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

Year 2000

     Many computer systems and software products will have trouble processing data related to the Year 2000. Specialty Chemical has reviewed all of its information technology and non-information technology computer systems, computer chips and software products for Year 2000 problems and has determined that its operational systems and products relating to production and shipments should not have Year 2000 problems, but that certain financial systems and products and outsourced payroll systems should be upgraded or replaced. Specialty Chemical is currently in the process of replacing its vendor for outsourced payroll systems. Specialty Chemical intends to begin replacing financial computer systems and software products in early 1999 and believes that new systems and products will be in place by the middle of 1999.

     During 1998, Specialty Chemical made no expenditures relating to Year 2000 issues and used internal personnel to complete all work on such issues. In 1999, Specialty Chemical expects to spend approximately $80,000 to complete its Year 2000 compliance efforts, which will be funded from operating cash flows and borrowings under its credit agreement.

     Specialty Chemical has received verbal and written responses from its material suppliers and vendors regarding their Year 2000 compliance efforts. All have responded that they either are compliant or have plans to be compliant prior to the Year 2000. Specialty Chemical's contingency plan for uninterrupted material supply sources includes maintaining multiple suppliers for most of its raw materials and identifying back up suppliers for all key materials. However, if Specialty Chemical's upgrade and replacement plan is not successful, or its material suppliers or vendors develop Year 2000 problems, then Specialty Chemical may suffer significant losses which would have a material adverse effect on its business.

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