Form 10-K405/A
period 1997-12-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1999-02-16
CIK 703645

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10K/A No. 2

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

     At December 31, 1997, in accordance with FAS 121, Specialty Chemical estimated its undiscounted cash flows from operations which results indicate that an impairment of long-lived assets exists and that a write-down to fair value is required. Specialty Chemical utilized an independent third party appraiser to determine fair value based upon management's best estimate of future cash flows from operations discounted at a rate commensurate with the risks involved. For the projections, management used historical earnings before interest, tax, depreciation and amortization, adjusted for non-recurring expenses and projected 5% annual growth for a forty-year valuation period. The valuation used a discount rate of 9.1% based on a weighted average cost of capital. Based upon the valuation performed, Specialty Chemical recorded a non-cash charge of $18,501,000 which is reflected as a reduction in the carrying amount of goodwill.

     Specialty Chemical has historically applied a consistent method of assessing impairment of long-lived assets in accordance with FAS 121. We have, on a quarterly and annual basis, computed projected cash flows from operations based on management's best estimates, including depreciation, amortization and interest charges in conjunction with the test for impairment. The trends in 1997 and factors that were considered in our quarterly cash flow projections and impairment tests which ultimately led to the adjustment in the fourth quarter of 1997 are described below.

     In the first quarter of 1997 there was reasonably strong cash flow from operations consistent with projections and the assessment determined that no impairment existed. In the second quarter of 1997, Specialty Chemical was in the process of acquiring Hysan Corporation, which Specialty Chemical believed would enhance it's future cash flows based upon the synergy of the acquisition. By the third quarter, Specialty Chemical was starting to experience difficulty in consolidating the Hysan acquisition, but was still projecting an increase in cash flow from the synergy of the acquisition. By the fourth quarter, Specialty Chemical realized that it was now unable to bring about the cost savings and efficiencies and additional volume that it had anticipated with the Hysan acquisition. The impairment measurement in the fourth quarter of 1997 was the first quarter where the cash flow from operations, after adding back interest, depreciation, and amortization was no longer showing recoverability of the long-lived assets. During the fourth quarter, operating results decreased precipitously with production shortfalls that caused a decrease in sales from a loss of customers and an increase in selling, general and administrative expenses. The combination of decreased sales and increased expenses resulted in increased losses and reduced cash flows in the fourth quarter of 1997. Further, the loss of customers caused management to reduce its projections for future sales growth, thereby adversely affecting projections for future cash flows. The resulting estimates of undiscounted cash flows from operations indicated that an impairment of long-lived assets existed.

     Impairment tests for 1995 and 1996 similarly used management's best estimates for future cash flows. In 1995, in response to large losses, Specialty Chemical initiated a turnaround process to improve operating results and cash flows. Based upon management's projections of future operating cash flows reflecting the turnaround process tests showed than an impairment did not exist. During 1996, operating results tracked closely with management's turnaround estimates to the extent that projections for future cash flows from operations continued to show that no impairment existed.

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

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of February, 1999.

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


         NAME                                        TITLE                      DATE
         ----                                        -----                      ----
/s/ Edwin M. Roth                       C.E.O. and Chairman                February 16, 1999
----------------------------            of the Board (Principal
   Edwin M. Roth                        Executive Officer)


/s/ Corey B. Roth                       President, Chief Operating
----------------------------            Officer, and Director              February 16, 1999
Corey B. Roth


/s/ David F. Spink                      Vice President, Chief              February 16, 1999
----------------------------            Financial Officer,
David F. Spink                          Treasurer, and Asst.
                                        Secretary


/s/ George N. Aronoff                   Director                           February 16, 1999
----------------------------
George N. Aronoff


/s/ Victor Gelb                         Director                           February 16, 1999
-----------------------------
Victor Gelb


/s/ Lionel N. Sterling                  Director                           February 16, 1999
-----------------------------
Lionel N. Sterling


/s/ Geoffrey J. Colvin                  Director                           February 16, 1999
-----------------------------
Geoffrey J. Colvin


/s/ Terence J. Conklin                  Director                           February 16, 1999
-----------------------------
Terence J. Conklin