Form 10-K
period 1998-12-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1999-04-15
CIK 703645

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

For the calendar year ended December 31, 1998         Commission file no 1-11013
                            -----------------                            -------

                       SPECIALTY CHEMICAL RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                            34-1366838
              ------------------------            --------------------------
              (State of incorporation)            (I.R.S. Employer I.D. No.)

       9055 S. Freeway Drive, Macedonia, Ohio               44056
      ----------------------------------------            ----------
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (330) 468-1380
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.10 per share.

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _____ No __x___

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 12, 1999 was $643,857.

     As of February 12, 1999, 4,257,101 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference: The registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year end, December 31, 1998, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing of such document.

                                     PART I


ITEM 1. BUSINESS

GENERAL. Specialty Chemical Resources was incorporated in Delaware in 1982 for the purpose of operating family oriented restaurants and entertainment centers. By 1988, management had concluded that enhanced growth required a change in the Company's business focus from the operation of the restaurants to the building of an industrial corporation. As a result, Specialty Chemical Resources, Inc. acquired Aerosol Systems, Inc. ("ASI"), effective December 31, 1988, for an aggregate purchase price of approximately $40,000,000, consisting of approximately $14,750,000 in cash as payment for stock and approximately $25,250,000 of assumed liabilities. ASI was merged into Specialty Chemical Resources, Inc. on December 30, 1992.

     Specialty Chemical Resources, Inc.'s principal executive offices are located at 9055 S. Freeway Drive, Macedonia, Ohio 44056; telephone (330) 468-1380. Unless the context otherwise indicates, the terms "Company" and "Specialty Chemical" refer to Specialty Chemical Resources, Inc.

BUSINESS. Specialty Chemical mixes chemicals into formulas and packages them primarily in aerosol cans, although some formulas are packaged in quart, gallon, 5-gallon and 55-gallon drums. These chemical products are then sold into the automotive service, manufacturing plant maintenance and cleaning service markets. Specialty Chemical specializes in creating products for customers who do not have the skills or knowledge to develop these products themselves, or customers who will not require enough product for them to justify the expense of developing their own products. Typically, when Specialty Chemical develops a formula, it retains the right to sell that formula to any of its customers. Specialty Chemical produces and sells over 850 different formulas. These formulas represent know-how of Specialty Chemical developed through the skill and expertise of its employees. These formulas are not generally patented.

     In 1998, Specialty Chemical sold approximately 27 million units. Approximately 99% of Specialty Chemical's sales are of products manufactured by Specialty Chemical, and 92% of sales are of products sold under its customers' brand names. Specialty Chemical's products include cleaners, sealants, lubricants, waxes, adhesives, paints, coatings, degreasers, polishes, static electricity reducing sprays and tire inflators. In addition, Specialty Chemical produces and sells its own branded products under the Taylor Made Products (TMP) and Hysan/Aerosol Maintenance Products (Hysan/AMP) names. Approximately 8% of Specialty Chemical's sales are of its branded products.

     Specialty Chemical acts as an extension of its customers' marketing, research and development, purchasing, production and quality control departments. Specialty Chemical provides a wide range of services including: identification of a customer's need for, and design of, specific aerosol products; chemical formulation; container selection; assistance with marketing programs; labeling; filling and packaging; component and raw materials purchasing; vendor verification; regulatory compliance; inventory control and overall program management. As such, Specialty Chemical is distinct from contract packagers, which can fill aerosol cans for a fee but do not provide the same range of services.

     Specialty Chemical's customers are principally distribution companies. Specialty Chemical sells to approximately 350 core customers, with no single customer accounting for more than 10% of net sales. Specialty Chemical provides customers with prompt shipment, normally within four weeks after receipt of an order, and will accept orders for as few as 100 cases of products, thereby reducing the inventory requirements of its customers. Approximately 90% of Specialty Chemical's aggregate sales are to customers in the automotive service and manufacturing plant maintenance markets. Other markets served by Specialty Chemical include janitorial and sanitation, sophisticated electronic and electrical manufacturing and arts and crafts. Less than 3% of sales are to chain store merchandisers. Specialty Chemical relies heavily on pre-sale consultation and ongoing involvement with customers to establish long-term relationships. The Company believes, based on its customer experience and knowledge of the industry, that it is the only custom packager in its principal markets that provides this wide range of services, offers delivery within four weeks and routinely produces as few as 100 cases of a product.

     On May 22, 1997, Specialty Chemical acquired substantially all of the non-real estate assets of Hysan Corporation. It acquired these assets for a purchase price of $7,432,000, including expenses relating to the transaction. Specialty Chemical deposited $500,000 of the purchase price in escrow with a bank in order to secure any adjustments to the purchase price that may be necessary under the asset purchase agreement and to secure the indemnification obligations from Hysan. Specialty Chemical financed this acquisition by borrowing under its bank revolving credit agreement. For the fiscal year 1997, Hysan accounted for $4,867,000, or 12.2%, of Specialty Chemical's net sales. At the time of purchase, the Hysan assets accounted for 13.6% of Specialty Chemical's total assets.

PRODUCT DEVELOPMENT PROCESS. The product development process typically takes six to nine months from new product concept origination to completion. Existing formulations may also serve as the basis for new products, in which case the product development process may be substantially accelerated.

     Specialty Chemical's product development activities typically originate through the identification by its sales or research and development personnel of a perceived product need for its customers and its potential customers. Specialty Chemical also develops products by utilizing technology developed by third parties. After the product concept is originated, the Company develops the formula and manufactures samples of the product. Specialty Chemical's sales staff then demonstrates the product for its customers, who field test the product through end-users. Concurrently, our research and development personnel conduct product stability tests in its laboratories. Our research and development personnel make any necessary adjustments resulting from customer and end-user comments. These adjustments may include changes in formulation, valve, spray pattern and propellant chemistry. Then, our graphic arts department, with customer input, designs the label, both for the aerosol cans and for the carton in which it is packaged. Specialty Chemical's package and container design services include artistic design, writing of product instructions, product name creation and regulatory compliance, if necessary. Alternatively, the product concept origination may be initiated by the customer with the product development activity continuing in substantially the same way from that point forward.

PRODUCTS. Aerosol containers are a convenient, effective and efficient way to deliver thousands of products. The containers, 3.1 billion of which were sold in the United States in 1997, are generally made of steel or aluminum and can be recycled. Since 1978, when the use of chlorofluorocarbons ("CFCs") as a propellant was discontinued in the United States, Specialty Chemical's aerosol products generally have used compressed gases, such as carbon dioxide and nitrogen, and liquified gases, such as propane and butane, as propellants. Specialty Chemical's aerosol containers generally range from 4 ounces to 24 ounces in capacity. Specialty Chemical combines its chemical formulation, an appropriate propellant, dip tube, valve, actuator, cap and the aerosol container to produce the final product.

     Products developed by Specialty Chemical for the automotive service and industrial maintenance markets include cleaners, degreasers, lubricants and paints. The Company has also developed specialized products for the automotive service market, such as its patented non-flammable tire inflator, carburetor, brake and choke cleaners, gasket and trim adhesives, undercoatings, silicones, belt dressings, and fabric protectors. Specialized products for the industrial maintenance market include molybdenum lubricants, food-grade lubricants and cleaners, release agents and protectors for injection and cast molding applications as well as EPA registered disinfectants and deodorants.

     Specialty Chemical has developed a number of products using barrier packages. In a typical aerosol, the propellant and product are mixed and released from the can as a foam or spray. In a barrier package, the product is separated from the propellant by a liner (a can within a can) and only the product, and not the propellant, is released. This is important with products that cannot be mixed with a propellant, such as room temperature vulcanizing silicones (RTVs), or products which are too viscous to be propelled through a standard aerosol, such as caulking compounds.

     Specialty Chemical also produces and sells several products under its own brand names. The Taylor Made Products or TMP brand, which includes paints, cleaners, lubricants and degreasers, is sold principally to the automotive do-it-yourself market through chain store merchandisers. The Aerosol Maintenance Products or AMP and Hysan brands are sold principally to janitorial and sanitation supply distributors and include cleaning, deodorizing, and disinfectant products.

MARKETING AND DISTRIBUTION. A combination of a full time inside sales force and the use of manufacturer's representative agencies carry out Specialty Chemical's marketing and sales activities. The inside sales force focuses on the sale of the Company's custom packaging services while the manufacturer's representatives primarily sell the Company's own branded products. Specialty Chemical's customers are distributors of a broad range of products to the automotive service, industrial maintenance and janitorial/sanitation supplies market. Specialty Chemical's efforts to obtain sales involve detailed pre-production and ongoing involvement with a customer. Specialty Chemical seeks to develop long-term customer relationships. More than 40% of Specialty Chemical's current sales volume is attributable to customers who have been with the Company for more than 10 years. Specialty Chemical's active core customers number more than 350, with no single customer accounting for 10% of total Company net sales. Specialty Chemical's customers are located primarily in the eastern two-thirds of the United States.

RESEARCH AND DEVELOPMENT. Specialty Chemical's research and development activities are directed toward aerosol product development and improvement, product screening and custom applications designed to meet the specific requirements of its customers. The Company's research and development activities involve both the formulation of proprietary chemical compounds and the development of associated aerosol delivery systems. The Company works with its customers to develop new products and to modify existing products for them. It also seeks to develop new, proprietary products such as its patented fuel injection system cleaner, water-carried aerosol products, and patented non-flammable tire inflators. Technical activities are carried out by a staff of chemists and laboratory technicians. Specialty Chemical holds several registered trademarks and patents.

MANUFACTURING. The manufacturing facility contains seven production lines. Each line has different characteristics, providing Specialty Chemical with flexibility to accommodate the short production runs required for many customized products, the longer high speed production runs, and the specialized barrier packaging production. In addition, Specialty Chemical is able to package products in one gallon cans, five gallon pails, and fifty-five gallon drums.

     In 1998, Specialty Chemical sold approximately 27 million units. The handling of large volumes of liquid propellants requires that the manufacturing area be compartmentalized, permitting the isolation of each step in the production process. Control systems automatically shut down operation if safety limits are exceeded. Raw materials are stored within the plant, while propellants and most solvents are stored in above-ground tanks outside the plant. The raw materials are moved as needed to the mixing area and the product is piped into a separate filling area where cans are filled. The cans are then conveyed into propellant charging rooms, where the propellant is loaded and the cans are crimped (sealed) automatically. After leaving the propellant charging room, the cans are run through a hot water test tank to test for leaking and container integrity at elevated temperatures. In cases where the can label has not been preprinted, a label is applied. The cans are coded, then packed and palletized for shipment or, in some cases, stored in the warehouse on racks for order picking.

COMPETITION. The aerosol industry is highly fragmented geographically, along product lines and by production capacity. Within these areas, the industry is highly competitive. Although many companies perform some of the individual operations and services carried out by Specialty Chemical, and some of its competitors have greater financial and other resources, Specialty Chemical believes it has few competitors that offer the same type of technical assistance, product formulation and packaging. Further, the Company's competitors do not routinely offer to produce as few as 100 cases of product and to deliver products within four weeks. These services are provided by Specialty Chemical. Most of Specialty Chemical's customers do not have their own aerosol research or production facilities. Because of the highly specialized nature of the business, price, while important, is often not the principal competitive factor. Specialty Chemical believes that the principal competitive factors in the industry are quality of product, on-time delivery and the product's ease of use by its end-user.

EMPLOYEES. As of March 5, 1999, Specialty Chemical employed approximately 144 people on a full-time basis, 52 of whom are salaried and the remainder are hourly. All hourly employees are represented by one collective bargaining unit with one collective bargaining agreement. The current collective bargaining agreement expires in November, 2000. Specialty Chemical considers its relationship with its employees to be good. There have not been any work stoppages or slowdowns due to labor related problems.

ENVIRONMENTAL MATTERS. Specialty Chemical's manufacturing facilities are subject to extensive environmental laws and regulations concerning, among other things:

     (1) emissions to the air,

     (2) discharges to the land, surface, subsurface strata and water, and

     (3) the generation, handling, storage, transportation, treatment and disposal of hazardous waste and other materials.

     These facilities are also subject to other federal, state and local laws and regulations regarding health and safety matters. Management believes that the business, operations and facilities are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations. As a result, expenditures for compliance with existing federal, state and local environmental laws are not expected to have a material effect upon the earnings or competitive position of Specialty Chemical. Capital expenditures for environmental control facilities for the next two fiscal years (exclusive of expenses that are expected to be substantially reimbursed) are not expected to be material. See "Legal Proceedings". Such costs, if any, should comprise a part of normal purchases of new or replacement equipment or facilities. However, management cannot predict the effect, if any, of environmental laws that may be enacted in the future.


ITEM 2. PROPERTIES

PROPERTY. Specialty Chemical's Macedonia production facility is leased. Under a lease amendment dated July 25, 1994, upon completion of certain leasehold improvements, the term of the Macedonia lease was extended through the year 2005, with four (4) five-year unilateral options to extend the lease through the year 2025. On October 6, 1995 Specialty Chemical purchased its previously leased distribution center in Macedonia, Ohio. Specialty Chemical moved its executive offices in May, 1997 from the leased space adjacent to the Macedonia production facility to office space which was available at its distribution center which was purchased in 1995.


ITEM 3. LEGAL PROCEEDINGS

        The 1990 Consent Order. Specialty Chemical continues to be involved in implementing a settlement reached pursuant to a consent order entered into between the State of Ohio and Aerosol Systems, Inc. on July 9, 1990. This consent order relates to the release of hazardous substances at the manufacturing facility located at 9150 Valley View Road, Macedonia, Ohio, by Aerosol Systems prior to Specialty Chemical's acquisition of it in 1988. Aerosol Systems now operates as a division of Specialty Chemical.

     Specialty Chemical was required to submit to the Ohio Environmental Protection Agency a closure plan to address contamination identified at the Macedonia plant. A closure plan is a document approved by the Ohio EPA which provides a detailed approach to remediation of contamination identified at any specific property. Further, the 1990 consent order enjoined Specialty Chemical to comply with all applicable requirements of Ohio Revised Code Chapter 3734, Ohio's hazardous waste law, and Ohio Revised Code Chapter 6111, Ohio's water protection law. The 1990 consent order provides for automatic, stipulated penalties in the event Specialty Chemical violates the requirements of the 1990 consent order or any applicable Ohio environmental law.

     Specialty Chemical submitted the closure plan as required. The Ohio EPA also requested, in the event the remedial measures in the proposed closure plan were not successful within a two-year period, that Specialty Chemical, at that time, provide supplemental or alternative measures to clean up the remaining contamination. On May 17, 1994, the Ohio EPA approved the revised closure plan which included unilateral modifications as deemed necessary by the Ohio EPA. These unilateral modifications consisted of changes to the closure plan required by the Ohio EPA without the Company's concurrence. On June 17, 1994, Specialty Chemical appealed the Ohio EPA's action on the grounds that the unilateral modifications were unreasonable and unlawful. On January 6, 1995, Specialty Chemical and the State of Ohio entered into a settlement agreement, which resulted in a termination of Specialty Chemical's appeal of this matter before the Environmental Board of Review. On May 3, 1995, the Ohio EPA issued a supplemental closure plan approval letter that established certain deadlines with regard to the implementation of a Groundwater Extraction and Treatment System, a Soil Vapor Extraction System, and certain other closure plan requirements which the Company agreed to implement. As of December 31, 1998, the Company believes that the total costs of necessary closure activities required to fully implement the closure plan required by the 1990 consent order are consistent with previously disclosed cost estimates which range from $1,526,300 to $2,000,000, not including any potential stipulated penalties, which Specialty Chemical believes will not be material when settled. Based on a recent risk assessment, the Company believes that necessary remedial activities have been substantially completed.

     Notwithstanding the progress on the closure plan, on October 15, 1997 Specialty Chemical received a letter from the Ohio Attorney General's Office alleging that it has failed to comply with certain terms of the 1990 consent order. The State alleges that Specialty Chemical has committed numerous violations of applicable Ohio hazardous waste laws and regulations. The Ohio EPA asserts that Specialty Chemical is liable for stipulated penalties of up to $5,000 per day for each violation of the 1990 consent order. The Ohio EPA bases these allegations upon the results of a number of inspections conducted from 1993 through 1997. These inspections were documented by the Ohio EPA in the form of notices of violation. Specialty Chemical prepared detailed written responses to each notice of violation and without admitting liability, took specific actions in response to the allegations identified by the Ohio EPA. Nonetheless, the Attorney General, on behalf of the Ohio EPA, demanded that Specialty Chemical pay the State of Ohio the sum of $1,080,000 as stipulated penalties for alleged violations of these laws and regulations. Through the October 15, 1997 letter, the Attorney General invited Specialty Chemical to enter into negotiations to resolve the disagreement regarding its alleged violations of the 1990 consent order. Such negotiations are currently in progress.

     Specialty Chemical believes that it has materially complied with the requirements of the 1990 consent order. However, negotiations with the State of Ohio may not be successful and may result in extended litigation with the State of Ohio. Further, Specialty Chemical cannot predict whether a court would find it liable for stipulated penalties significantly in excess of the initial demand proposed by the State of Ohio.

     Air Pollution Issues. On May 21, 1998, Specialty Chemical received a letter from the Ohio EPA alleging that odors from the Macedonia plant and dust from its unpaved parking lot constituted a nuisance. Further, the Ohio EPA contends that Specialty Chemical must submit revised permit applications for its can filling and gassing lines, because current permits allow the filling part of each line to be a separate emissions unit. The Company does not believe that odors from its Macedonia plant or dust from its parking lot constitute a nuisance as defined by applicable law. However, the Ohio EPA's request to re-evaluate and re-submit Specialty Chemical's existing air permits ultimately may require the addition of supplemental air pollution control technology at the Macedonia plant or lead to litigation regarding these permitting issues.

     On December 21, 1998, the Ohio Attorney General's Office notified Specialty Chemical that it has been asked to initiate a civil enforcement action against the Company for alleged violations of Ohio Revised Code Chapter 3704, Ohio's air pollution control laws. To avoid this litigation, the Ohio Attorney General has offered to enter settlement negotiations with Specialty Chemical regarding these alleged violations. The Company has entered into these discussions in an attempt to resolve this dispute without litigation.

     Commercial Lease Litigation. Specialty Chemical is currently involved in a legal proceeding related to its former commercial lease. On October 30, 1995, 9150 Group v. Aerosol Systems, Inc., a Division of Specialty Chemical Resources, Inc., was filed in the Cuyahoga County Court of Common Pleas and is currently in the discovery stage of litigation. The plaintiff alleges damages in an unspecified amount, together with interest and costs, arising out of the alleged improper removal of certain manufacturing equipment by Specialty Chemical following the termination of a commercial lease under which it was a tenant.

     Litigation Regarding Hysan Assets. Specialty Chemical is currently involved in a legal proceeding related to its 1997 purchase of assets from Hysan Corporation. In August 1998, Hysan filed a demand for arbitration before the American Arbitration Association in Chicago in connection with its asset purchase agreement with Specialty Chemical. In its demand, Hysan seeks $251,000 in compensatory damages from Specialty Chemical from a $500,000 post-closing escrow account for alleged expenses incurred for post-transaction storage of equipment purchased in the transaction. Specialty Chemical has denied the material allegations in the arbitration demand and has asserted a counterclaim against Hysan related to allegedly obsolete inventory and for certain indemnity claims related to accounts receivable and other inventory issues. The counterclaim seeks $542,864 from the post-closing escrow account and, to the extent that the amount sought exceeds the escrow account, from Hysan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.


EXECUTIVE OFFICERS

     Set forth below is certain information concerning the Executive Officers of Specialty Chemical Resources, Inc. Officers are elected annually by the Board of Directors of the Company, and serve at the pleasure of the Board of Directors that elects them.

    NAME                     AGE                            POSITION
    ----                     ---                            --------

Edwin M. Roth                71                  C.E.O., Chairman of the
                                                 Board, and Director

Corey B. Roth                41                  President, Chief Operating
                                                 Officer, and Director

David F. Spink               48                  Vice President, Chief Financial
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

     Mr. Corey B. Roth has been President of the Company since June 1997, a Director since October 1984 and Asst. Secretary since June 1992. Mr. Roth served as Treasurer from November 1987 until January 30, 1990 and from June 1992 to June 1997. Mr. Roth served as Secretary from October 1984 until June 1992.
Mr. Roth was Vice President of Administration of ASI from April 1989 until December 1992. Mr. Roth is the son of Mr. Edwin M. Roth.

     Mr. David F. Spink joined the Company in 1996. In June 1997 he was elected Chief Financial Officer and Treasurer. He has been Vice President of the Company since June 1996. Prior to joining the Company, Mr. Spink worked 17 years at B.F. Goodrich Company in a progression of financial positions. In 1992 he was Controller of the Research Division for Goodrich. From 1993 to 1994 Mr. Spink was Director of Planning and Analysis for that corporation.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol "CHM".

     During 1998, the closing sales prices on the AMEX ranged from $0.19 to $1.44. During 1997, the closing sales prices on the AMEX ranged from $1.00 to $2.50. The following table sets forth the high and low sale prices by quarter for 1998 and 1997.

                                 CALENDAR YEAR ENDED DECEMBER 31,
                                 --------------------------------
                                 1998                        1997
                           ----------------            ----------------

       QUARTER             HIGH       LOW              HIGH       LOW
       -------             ----       ---              ----       ---
First Quarter........      1.438      1.000            2.500      1.375
Second Quarter.......      1.063       .750            2.188      1.250
Third Quarter........      1.000       .188            2.000      1.250
Fourth Quarter.......       .938       .250            1.500      1.000


     As of February 12, 1999, the closing price for the Common Stock on AMEX was $0.25. As of February 12, 1999, there were 550 holders of record of Common Stock and 4,257,101 shares of Common Stock issued and outstanding.

     Specialty Chemical has not paid cash dividends on its Common Stock and intends to follow a policy of retaining earnings in order to finance the continued growth and development of its business. Payment of dividends will be within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The terms of Specialty Chemical's outstanding loans currently prohibit it from paying cash or stock dividends to its stockholders.

     Specialty Chemical has been notified by AMEX that its Common Stock may be delisted from trading on the exchange. If the shares of Common Stock are delisted from AMEX and the shares are not approved for listing on another exchange or NASDAQ, stockholders may find it more difficult to dispose of, or to obtain accurate price quotations of, Specialty Chemical's Common Stock. As a result, the market price for Specialty Chemical's Common Stock may be adversely affected.


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the fiscal years 1994 through 1998 are derived from Specialty Chemical's audited financial statements. This information should be read in conjunction with the Company's Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, each of which is included elsewhere in this Report.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                           1998          1997         1996         1995         1994
                                           ----          ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA(1):
Net sales                                 $35,557      $ 40,283      $38,914      $43,419      $44,931
Cost of goods sold                         29,453        33,628       32,783       39,123       38,066
                                          -------      --------      -------      -------      -------
Gross profit                                6,104         6,655        6,131        4,296        6,865
Selling, general and
  administrative expenses                   6,467         6,903        6,067        7,648        6,995
Amortization of intangibles                   416           997          907          869          874
Loss on impairment(4)                          --        18,501           --           --           --
Restructuring charges                          --            --           --           --          954
                                          -------      --------      -------      -------      -------
Operating profit (loss)                      (779)      (19,746)        (843)      (4,221)      (1,958)

Other income (expense)
  Interest expense                         (1,656)       (1,405)      (1,059)        (779)        (560)
  Other                                        --            66           11           10           39
                                          -------      --------      -------      -------      -------
                                           (1,656)       (1,339)      (1,048)        (769)        (521)
                                          -------      --------      -------      -------      -------
Earnings (loss) before income
  taxes and extraordinary item             (2,435)      (21,085)      (1,891)      (4,990)      (2,479)
Income tax benefits (expense)                  --            --          128        2,981          840
                                          -------      --------      -------      -------      -------
Earnings (loss) before
  extraordinary item                       (2,435)      (21,085)      (1,763)      (2,009)      (1,639)

Extraordinary Item:
  Gain (loss) due to fire
  (net of income taxes)                        --            --           --           --        2,265
                                          -------      --------      -------      -------      -------
Net earnings (loss)                       $(2,435)     $(21,085)     $(1,763)     $(2,009)     $   626
                                          =======      ========      =======      =======      =======

SHARE DATA:
 Earnings (loss) per common share:
   Before extraordinary item              $ (0.63)     $  (5.43)     $ (0.45)     $ (0.51)     $ (0.42)
   Extraordinary Item                          --            --           --           --         0.58
                                          -------      --------      -------      -------      -------
   Net earnings (loss)                    $ (0.63)     $  (5.43)     $ (0.45)     $ (0.51)     $  0.16
                                          =======      ========      =======      =======      =======
Dividends paid                                 --            --           --           --
Weighted average common shares
 outstanding                                3,882         3,882        3,946        3,939        3,935


                                                             YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                           1998          1997          1996        1995          1994
                                           ----          ----          ----        ----          ----
BALANCE SHEET DATA
Working capital                           $ 5,799      $  6,415      $ 7,550      $ 7,142      $ 6,420
Total assets                              $25,169      $ 29,518      $43,923      $47,272      $44,558
Long-term debt                            $16,297(2)   $ 15,446(2)   $12,246(2)   $10,399      $ 4,512
Redeemable preferred stock(3)                  --            --           --      $   350           --
Stockholders' equity                      $ 3,062      $  5,497(4)   $26,562      $28,444      $30,439

(1) At December 31, 1998, the Company had approximately $13,355,000 of net operating loss carryforwards available for federal income tax purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Income Taxes and Net Operating Loss Carryforwards" regarding limitations on the usage of these carryforwards.

(2) Includes long-term obligations (less current maturities), and convertible subordinated debentures, which are convertible at the option of the holder into shares of the Company's common stock any time after 2001. (See Note D to Financial Statements).

(3) On October 6, 1995, the Company issued 3,500 shares of convertible preferred stock to an officer/director at a $100 per share price, which aggregated $350,000. On October 16, 1996, the Company redeemed all of its 3,500 shares of convertible preferred stock for $350,000 from the proceeds received in conjunction with the convertible subordinated debentures. (See Notes D and G to Financial Statements.)

(4) In accordance with FAS 121, the Company recorded a non-cash charge of $18,501,000 which is reflected as a reduction in the carrying amount of goodwill.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. This discussion should be read in conjunction with the information contained in the Financial Statements and Notes thereto of Specialty Chemical Resources, Inc. contained elsewhere in this Report.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales of certain items included in Specialty Chemical's Statement of Operations.

                                              YEAR ENDED DECEMBER 31,
                                           -----------------------------
                                           1998        1997        1996
                                           -----       -----       -----
Net Sales..............................    100.0%      100.0%      100.0%
  Cost of goods sold...................     82.8%       83.5%       84.2%
                                           -----       -----       -----
Gross profit...........................     17.2%       16.5%       15.8%

Selling, general and administrative
  expenses.............................     18.2%       17.1%       15.6%
Amortization of intangibles............      1.2%        2.5%        2.3%
Impairment of long lived assets........        -        45.9%          -
                                           -----       -----       -----
Operating profit (loss)................     (2.2%)     (49.0%)      (2.2%)
Interest and expense...................      4.7%        3.5%        2.7%

FISCAL YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO 1997

     Net sales of $35,557,000 for the year ended December 31,1998 were $4,726,000 below the comparable period in the prior year. The reduction in net sales in 1998 is entirely due to reduced volume that resulted primarily from production shortfalls in the last six months of 1997 that caused a loss of customers and a loss of business from several continuing customers. Reduced sales to the Company's top ten customers in 1998 compared to 1997 accounted for approximately 50% of the 1998 sales reduction. Average pricing in 1998 was essentially unchanged from 1997.

     Cost of goods sold for the year ended December 31, 1998 decreased by $4,176,000 as compared to the cost of goods sold in 1997. Approximately 94% of the decrease was due to decreased sales volume in 1998. The remainder of the decrease was due to improved material and labor utilization efficiencies in 1998. Cost of goods sold decreased as a percentage of sales from 83.5% to 82.8% for the years ended December 31, 1997 and 1998, respectively. All of the decrease was due to improved material utilization efficiency.

     Selling, general and administrative expenses were $6,467,000 for the year ended December 31, 1998, or 18.2% of net sales. This compares with selling, general and administrative expenses of $6,904,000, or 17.1% of sales for the year ended December 31, 1997. Approximately 73% of the decrease in selling, general and administrative expenses is due to cost reduction programs initiated throughout 1998. The remaining 27% of the decrease is due to volume related reductions in shipping costs and commissions.

     Amortization of intangibles was $416,000 in 1998 compared to $997,000 for 1997. The reduction is due to lower amortization of goodwill resulting from the 1997 writedown of goodwill. At December 31, 1997, in accordance with FAS 121, Specialty Chemical determined that an impairment of long-lived assets existed and based on a fair value measurement, recorded a non-cash charge of $18,501,000 which was reflected as a reduction in the carrying value of goodwill. See "Fiscal Year Ended December 31, 1997 As Compared to 1996".

     On a quarterly basis in 1998 and at December 31, 1998, Specialty Chemical has applied a consistent method of assessing impairment of long-lived assets in accordance with FAS 121. These tests of impairment in 1998 and at December 31, 1998 indicated that based on management's best estimates for future cash flows, no impairment exists and, therefore, no further charges to income have been recorded in 1998.

     Interest expense for the year ended December 31, 1998 was $1,656,000, or 4.7% of net sales. This compares to interest expense for the year ended
December 31, 1997 of $1,407,000, or 3.5% of net sales. The increase in interest expense is due primarily to a full year of increased borrowings under the senior credit facility that followed the May 22, 1997 acquisition of the assets of Hysan Corporation and the addition of an aggregate $1.5 million of subordinated 12% notes on June 15, 1998 for loans made to the Company by Edwin Roth, CEW Partners and Martin Trust. See "Liquidity and Capital Resources".

     Specialty Chemical recorded a net loss for the year ended December 31, 1998 of $2,435,000, or a $0.63 loss per share on weighted average shares outstanding of 3,882,262. This compared to a net loss of $21,085,000, or a $5.43 loss per share on weighted average shares outstanding of 3,882,264 for the same period in 1997. In 1997, the charge for impairment of long-lived assets accounted for $18,501,000 of the loss, or a $4.77 loss per share. Without the impairment charge, the 1997 net loss would have been $2,584,000, or a $0.67 loss per share.


FISCAL YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO 1996

     The Company's results for the fiscal year ended December 31, 1997 include the results attributable to the Company's acquisition of the Hysan Assets as of May 22, 1997. Net sales of $40,284,000 for the year ended December 31, 1997 were $1,370,000, or 3.5%, above the comparable period in fiscal year 1996. $4,867,000 of the fiscal year 1997 net sales were attributed to the acquisition of the Hysan Assets. Excluding acquisition related sales, net sales for the year ended December 31, 1997 were $35,417,000, which was $3,497,000, or 9.0%, below the comparable period in the prior year. This reduction in net sales for the year was due primarily to production shortfalls caused by the difficulty of integrating the Hysan operations.

     Cost of goods sold for the year ended December 31, 1997 increased by $845,000 as compared to cost of goods sold for the same period in the prior year. All of this increase was due to increased sales unit volume during the year ended December 31, 1997, attributable to the acquisition of Hysan. Cost of goods sold decreased as a percentage of net sales from 84.2% to 83.4% for the years ended December 31, 1996 and 1997, respectively. The decrease as a percent of net sales was due primarily to higher unit pricing in 1997.

     Selling, general and administrative expenses were $6,904,000 for the year ended December 31, 1997, or 17.2% of net sales. Selling, general and administrative expenses were $6,067,000, or 15.6% of net sales for the year ended December 31, 1996. The increase in selling, general and administrative expenses was due primarily to increased shipping costs ($334,000) as a result of operational disruptions and increased sales salary and commission costs ($185,000) both related to the Hysan acquisition.

     At December 31, 1997, in accordance with FAS 121, Specialty Chemical estimated its undiscounted cash flows from operations, which results indicated that an impairment of long-lived assets existed and that a write-down to fair value was required. Specialty Chemical utilized an independent third party appraiser to determine fair value based upon management's best estimate of future cash flows from operations discounted at a rate commensurate with the risks involved. For the projections, management used historical earnings before interest, tax, depreciation and amortization, adjusted for non-recurring expenses, and projected 5% annual growth for a forty-year valuation period. The valuation used a discount rate of 9.1% based on a weighted average cost of capital. Based upon the valuation performed, Specialty Chemical recorded a non-cash charge of $18,501,000 which is reflected as a reduction in the carrying amount of goodwill.

     Specialty Chemical has historically applied a consistent method of assessing impairment of long-lived assets in accordance with FAS 121. The Company has, on a quarterly and annual basis, computed projected cash flows from operations, based on management's best estimates, including depreciation, amortization and interest charges in conjunction with the test for impairment. The trends in 1997 and factors that were considered in the quarterly cash flow projections and impairment tests which ultimately led to the adjustment in the fourth quarter of 1997 are described below.

     In the first quarter of 1997 there was reasonably strong cash flow from operations consistent with projections and the assessment determined that no impairment existed. In the second quarter of 1997, Specialty Chemical was in the process of acquiring Hysan Corporation, which Specialty Chemical believed would enhance its future cash flow projections based upon the synergy of the acquisition. By the third quarter, Specialty Chemical was starting to experience difficulty in consolidating the Hysan acquisition, but was still projecting an increase in cash flow from the synergy of the acquisition. By the fourth quarter, Specialty Chemical realized that it was now unable to bring about the cost savings and efficiencies and additional volume that it had anticipated with the Hysan acquisition. The impairment measurement in the fourth quarter of 1997 was the first quarter where the cash flow from operations, after adding back interest, depreciation and amortization was no longer showing recoverability of the long-lived assets. During the fourth quarter, operating results decreased precipitously with production shortfalls that caused a decrease in sales from a loss of customers and an increase in selling, general and administrative expenses. The combination of decreased sales and increased expenses resulted in increased losses and reduced cash flows in the fourth quarter of 1997. Further, the loss of customers caused management to reduce its projections for future sales growth, thereby adversely affecting projections for future cash flows. The resulting estimates of undiscounted cash flows from operations indicated that an impairment of long-lived assets existed.

     Interest expense for the year ended December 31, 1997 was 3.5% of net sales versus 2.7% for the comparable period in the prior year. Interest expense was $1,405,000 for the year ended December 31, 1997, as compared to $1,059,000 for the year ended December 31, 1996. The increase in interest expense is due to increased borrowing under the Company's senior credit facility resulting from the acquisition, as well as a full year accrual of interest on the Company's 6% convertible subordinated debentures. See "Liquidity and Capital Resources".

     The Company recorded a net loss for the year ended December 31, 1997 of $21,085,000, or $5.43 per share on weighted average shares outstanding of 3,882,264. The charge for impairment of long-lived assets accounted for $18,501,000 of the loss, or $4.77 per share. This compared to a net loss of $1,762,713, or $.45 per share on weighted average shares outstanding of 3,945,618 for the same period in the prior year. The decrease in earnings for the 1997 period is due primary to the non-cash charge incurred with the impairment of long-lived assets (described above).

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1998, the Company had approximately $13,335,000 of net operating loss carryforwards. However, due to a change in ownership during 1992, the Company has an annual limitation of approximately $850,000 in the utilization of its net operating loss carryforwards. In addition, due to losses in 1998, 1997 and 1996 and the realization in 1994 of built-in gains, approximately $12,000,000 of the carryforwards may be utilized beyond the current annual limitation to offset future taxable income. Except as discussed below, and subject to limitations of the Internal Revenue Code of 1986, as amended (the "Code"), the NOLs should be available to offset future income of the Company. Use of the NOLs to reduce future taxable income may subject the Company to an alternative minimum tax.

     Section 382 of the Code limits the amount of a corporation's taxable income which can be offset by NOLs arising prior to an "ownership change". An ownership change occurs when the percentage of stock owned by 5 percent shareholders, or a group of 5 percent shareholders, increases over 50 percent over a three year period. For example, an ownership change would occur if shares comprising more than 50 percent of a corporation's stock are sold to new public shareholders. As a result of the public offering in February 1992 and the ownership change that occurred in connection therewith, the limitation on the utilization of the NOLs imposed by Section 382 of the Code will apply. Under the limitation, the amount of the Company's taxable income that each year can be offset by NOLs attributable to periods before the ownership change cannot exceed the product of
(i) the fair market value of the stock of the Company immediately prior to the ownership change and (ii) the long-term tax-exempt rate prescribed by the IRS. The limitation imposed by the change in ownership may result in the Company paying income taxes in excess of the amount payable in the absence of a change in ownership.

     The Company had no income tax expense for 1988 and 1997. The income tax benefit of $127,600 for the year ended December 31, 1996 consists of approximately $11,000 of current refundable federal income taxes and approximately $138,600 of deferred tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, Specialty Chemical's ratio of current assets to current liabilities was 2.00 to 1 and the quick ratio (cash and cash equivalents, and accounts receivable, divided by current liabilities) was .77 to 1. As of December 31, 1997, Specialty Chemical's ratio of current assets to current liabilities was 1.75 to 1 and the quick ratio (described above) was .66 to 1. The increase in liquidity is due primarily to a $2,995,000 decrease in accounts payable that corresponds to a $2,424,000 decrease in inventories and a $962,000 increase in long-term debt.

     During the twelve months ended December 31, 1998, Specialty Chemical incurred $1,656,000 in interest expense, of which $266,000 was accrued to the carrying value of the 6% Convertible Subordinated Debentures and $103,000 was accrued to the carrying value of 12% subordinated notes to Edwin Roth, CEW Partners and Martin Trust. In 1998 Specialty Chemical made interest payments totaling $1,303,000. Accrued interest at December 31, 1998, was $92,000. Accrued interest reflected in the carrying value of the 6% Convertible Subordinated Debentures was $556,000 at December 31, 1998.

     On May 22, 1997 the Company, in connection with the acquisition of the Hysan Assets, executed an amendment to its current agreement (the "Credit Agreement") with its senior lender Star Bank, N.A. The amended Credit Agreement provided for a $15,000,000 facility which expired on December 31, 2000, comprised of a revolving line of credit and three term loans. Borrowings on the revolving line of credit and two of the term loans bear interest at the prime rate plus 1.5%, subject to decrease if certain ratios and financial tests are met. The first of these two term loans for $2,680,000 amortizes in forty-seven consecutive monthly installments of $55,833 commencing June 1, 1998 with a forty-eighth and final principal payment of $55,849. The second of these term loans was paid off in 1997. The third term loan bears interest at the prime rate plus 4.5%, subject to decrease if certain financial tests are met. This term loan for $1,000,000 amortizes in seventeen consecutive monthly installments of $55,555 commencing July 1, 1997 with an eighteenth and final installment of $55,565.

     Under the terms of the Credit Agreement, the Company is required to comply with various covenants, the most restrictive of which relates to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. On April 14, 1998, the Company and the senior lender executed a Second Amendment to the Credit Agreement whereby the senior lender revised the various financial covenants and required that the Company provide an acceptable plan to the bank to provide additional capital for the Company. On May 20, 1998 the Company and its senior lender executed a Third Amendment to the Credit Agreement related to the implementation of the Company's recapitalization plan. On November 12, 1998, the Company and its senior lender executed a Fourth Amendment to the Credit Agreement, to allow the Company to issue $1,800,000 of new Subordinated Convertible Notes pursuant to a rights offering to its stockholders, to reduce the total credit facility from $15 million to $14 million, to revise repayment schedules for the two continuing term loans and to revise certain financial covenants. The revised term loan repayment schedule does not alter the monthly amount of the payments, but restructures the application of the payments to pay off the higher interest bearing (prime +4.5%) term loan first and then commence repayment of the lower interest (prime +1.5%) term loan. On February 15, 1999, Specialty Chemical and its senior lender executed a Fifth Amendment to the Credit Agreement reducing the amount of the new Subordinated Convertible Notes from $1,800,000 to $1,360,000 and permitting the issuance of three unsecured subordinated promissory notes to Edwin Roth, Martin Trust and CEW Partners in the aggregate amount of $304,800.

     Based on 1998 financial performance, the senior lender has revised the various covenants in a Sixth Amendment to the Credit Agreement. The Company is currently in compliance with all covenants set by the Sixth Amendment to the Credit Agreement. Such amendment reduces the total loan facility from $14 million to $12 million and requires Specialty Chemical to obtain an additional $1 million of cash contributions through either equity or unsecured subordinated debt by June 30, 1999. Subsequent to Specialty Chemical's receipt of the cash contribution, the senior lender will establish financial covenants beyond June 30, 1999. On April 14, 1999, Specialty Chemical received a commitment letter from Edwin Roth, Martin Trust and CEW Partners to guarantee subordinated indebtedness in the amount of the required cash contribution prior to June 30, 1999.

     As of December 31, 1998, approximately $176,000 was unused and available under the Credit Agreement.

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

     On May 20, 1998, the Company issued three $150,000 principal amount subordinated promissory notes to Martin Trust, CEW Partners and Edwin M. Roth, respectively (the "Investors"). Such notes were due June 22, 1998. On June 15, 1998, the Company issued three $500,000 principal amount 12% promissory notes subordinated to the bank (the "Subordinated Notes") to such Investors in part to refinance the original notes issued on May 20, 1998. Such Subordinated Notes were originally due December 15, 1998, but were extended to March 15, 1999. Interest accrued on the Subordinated Notes through January 31, 1999 was paid in common stock of the Company on February 11, 1999. The Investors and the Company agreed at the time these loans were made that the Subordinated Notes would be refinanced with the net proceeds of a pro rata rights offering of Company debt to its stockholders and its holders of Original Notes (as defined below). On March 15, 1999, the Company completed an offering of subscription rights to purchase an aggregate principal amount of $1,360,000 of 6% Convertible Subordinated Notes due in ten years (the "New Notes") to stockholders and holders of the 6% Convertible Subordinated Notes due 2006 (the "Original Notes"). The net proceeds available to the Company from the rights offering were approximately $1,160,000. The net proceeds of the rights offering were used to repay a portion of the loans made to the Company by the Investors. As agreed to by the Investors and the Company, the Company canceled the Subordinated Notes as payment of each Investor's subscription price for the New Notes. After the rights offering, Specialty Chemical issued an aggregate of $304,800 in new 12% subordinated notes on March 15, 1999, due January 15, 2001. These new subordinated notes were issued to the Investors in the amount equal to the principal amount of the Subordinated Notes that exceeded the subscription price for the New Notes purchased by each Investor. The principal and accrued interest on the new subordinated notes will be payable at maturity in cash, or at the holder's option, in shares of Common Stock based upon the fair market value of the Common Stock. However, the noteholders may demand full payment of principal and accrued interest on the new subordinated notes at any time after the Company has authorized, unissued and unreserved shares of Common Stock sufficient to pay, in full, the outstanding principal and interest under all the new subordinated notes. The fair market value will be the average closing price of the Common Stock on five consecutive trading days prior to the day immediately before the date that the stockholders authorize the issuance of Common Stock sufficient to pay all the outstanding principal and interest due under the new subordinated notes.

     Other than the interest and loan amortization commitments described above, Specialty Chemical had no other material commitments for capital leases, interest or fees. (See Note D - Long-Term Debt and Note E - Commitments and Contingencies)

     Net cash provided by operating activities was $32,000 in 1998, versus cash provided of $4,616,110 for 1997, and net cash used in operating activities of $537,000 for 1996. Net capital expenditures were $537,000, $932,000 and $156,000 respectively, for the three years ended 1998, 1997, and 1996. The Company expects to spend approximately $200,000 in capital expenditures for 1999 to be funded from operating cash flows and borrowings under the senior credit facility. Under current business conditions, the Company expects no significant change in its liquidity position during the current fiscal year, and the Company believes that cash from operations and the senior credit facility will be adequate to satisfy the Company's liquidity needs during fiscal 1999.


YEAR 2000

     Many computer systems and software products will have trouble processing data related to the Year 2000. Specialty Chemical has reviewed all of its information technology and non-information technology computer systems, computer chips and software products for Year 2000 problems and has determined that its operations systems and products relating to production and shipments should not have Year 2000 problems, but that certain financial systems and products and outsourced payroll systems should be upgraded or replaced. Specialty Chemical recently replaced its vendor for outsourced payroll systems. Specialty Chemical intends to begin replacing financial computer systems and software products in April, 1999 and believes that new systems and products will be tested and in place by June 30, 1999.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein that are not statements of historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements include, without limitation, statements regarding expected financial performance, the ability to generate necessary capital from the Investors, ongoing business strategies and possible future action that the Company intends to pursue in order to achieve strategic objectives. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements ("Cautionary Statements") include general economic conditions, conditions in the Company's industry, the uncertainty of availability of net operating loss carryovers, the outcomes of certain environmental and legal proceedings and the adequacy of Year 2000 compliance measures. All subsequent written and oral forward-looking statements relating to the matters described herein and attributable to the Company or to persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                    Part III

Incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.



                                     PART IV


ITEM 14. EXHIBITS; FINANCIAL STATEMENT SCHEDULES; REPORTS ON FORM 8-K

The Index to Financial Statements and Financial Statement Schedules is listed below.

     Reports on Form 8-K.

1. The Company filed a Form 8-K/A-2 on January 20, 1999, on which it revised Proforma Financial Information.

      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                        PG NO.
                                                                        ------
Report of Independent Certified Public Accountants...................        F-1

Balance Sheets
   December 31, 1998 and 1997........................................  F-2 & F-3

Statements of Operations
   December 31, 1998, 1997 and 1996..................................        F-4

Statements of Stockholders' Equity
   December 31, 1998, 1997, and 1996.................................        F-5

Statements of Cash Flows
   December 31, 1998, 1997, and 1996.................................  F-6 & F-7

Notes to Financial Statements........................................ F-8 - F-26

Report of Independent Certified Public Accountants on Schedules......       F-27

Schedule II - Valuation and Qualifying Accounts
              December 31, 1998, 1997 and 1996.......................       F-28

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1999.

                                    SPECIALTY CHEMICAL RESOURCES, INC.



                                    By:/s/ Edwin M. Roth
                                       -----------------------------------------
                                                    Edwin M. Roth
                                           C.E.O. and Chairman of the Board


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

   NAME                        TITLE                              DATE
   ----                        -----                              ----

/s/ Edwin M. Roth              C.E.O. and Chairman                April 15, 1999
----------------------------   of the Board
Edwin M. Roth                  (Principal Executive Officer)


/s/ Corey B. Roth              President, Chief Operating         April 15, 1999
----------------------------   Officer, and Director
Corey B. Roth


/s/ David F. Spink             Vice President,                    April 15, 1999
----------------------------   Chief Financial Officer,
David F. Spink                 Treasurer, and Asst. Secretary


/s/ George N. Aronoff          Director                           April 15, 1999
----------------------------
George N. Aronoff


/s/ Victor Gelb                Director                           April 15, 1999
-----------------------------
Victor Gelb


/s/ Lionel N. Sterling         Director                           April 15, 1999
-----------------------------
Lionel N. Sterling


/s/ Geoffrey J. Colvin         Director                           April 15, 1999
-----------------------------
Geoffrey J. Colvin


/s/ Terence J. Conklin         Director                           April 15, 1999
-----------------------------
Terence J. Conklin

                          INDEPENDENT AUDITORS' REPORT




Stockholders of
SPECIALTY CHEMICAL RESOURCES, INC.


We have audited the accompanying balance sheets of Specialty Chemical Resources, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialty Chemical Resources, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.







                                            GRANT THORNTON LLP



Cleveland, Ohio
March 4, 1999 (except for Note D as to which the date is April 14, 1999)

              Specialty Chemical Resources, Inc.
                        BALANCE SHEETS
                          December 31


                                     ASSETS

                                                                                1998                  1997
                                                                            ------------          ------------
CURRENT ASSETS
   Cash and cash equivalents                                                $      3,100          $      3,100
   Accounts receivable - trade, less allowance for doubtful
       accounts of $112,000 and $137,000, respectively (note D)                4,511,220             5,338,168
   Receivables - other (note E)                                                  359,747               343,657
   Inventories (notes A, C and D)                                              6,520,852             8,944,905
   Prepaid expenses                                                              215,498               360,196
                                                                            ------------          ------------
            Total current assets                                              11,610,417            14,990,026

PROPERTY AND EQUIPMENT - at cost
   (notes A and D)
      Building                                                                 1,337,655             1,293,745
      Leasehold improvements                                                   2,865,829             2,798,551
      Office equipment and furniture                                           1,887,853             1,115,738
      Machinery and equipment                                                 12,018,015            11,889,611
      Construction in-progress                                                    49,203               523,932
                                                                            ------------          ------------
                                                                              18,158,555            17,621,577
         Less accumulated depreciation and amortization                        6,666,274             5,536,789
                                                                            ------------          ------------
                                                                              11,492,281            12,084,788
      Land                                                                       118,690               118,690
                                                                            ------------          ------------
                                                                              11,610,971            12,203,478

OTHER ASSETS (note A)
   Goodwill  (note K)                                                            866,239               894,319
   Product formulation                                                           408,638               692,894
   Deferred financing costs                                                      461,630               435,117
   Other                                                                         211,537               302,044
                                                                            ------------          ------------
                                                                               1,948,044             2,324,374
                                                                            ------------          ------------
                                                                            $ 25,169,432          $ 29,517,878
                                                                            ============          ============


        The accompanying notes are an integral part of these statements.

               Specialty Chemical Resources, Inc.

                         BALANCE SHEETS

                           December 31


                                   LIABILITIES

                                                                                 1998                  1997
                                                                              -----------           -----------
CURRENT LIABILITIES
   Current portion of long-term debt                                          $ 1,176,503           $ 1,057,497
   Accounts payable                                                             3,898,411             6,893,119
   Accrued liabilities:
      Compensation and payroll taxes                                              251,431               123,146
      Taxes - other                                                                36,768                37,116
      Interest                                                                     92,340               108,430
      Other                                                                       355,752               356,067
                                                                              -----------           -----------
                                                                                  736,291               624,759
                                                                              -----------           -----------

            Total current liabilities                                           5,811,205             8,575,375


LONG-TERM DEBT (NOTE D)                                                        16,296,680            15,445,820

DEFERRED INCOME TAXES (NOTES A AND I)                                                   -                     -

COMMITMENTS AND CONTINGENCIES (NOTE E)                                                  -                     -

STOCKHOLDERS' EQUITY (NOTES G AND H)
   Preferred stock - $.01 par value; authorized 2,000,000 shares                        -                     -
   Common stock - $.10 par value; authorized 13,000,000 shares;
      issued 3,947,761 and 3,947,762 shares, respectively                         394,777               394,777
   Additional paid-in capital                                                  41,935,125            41,935,125
   Accumulated deficit                                                        (39,149,633)          (36,714,497)
                                                                              -----------           -----------
                                                                                3,180,269             5,615,405
   Less common stock in treasury, at cost;
      65,500 shares each year                                                    (118,722)             (118,722)
                                                                              -----------           -----------
                                                                                3,061,547             5,496,683
                                                                              -----------           -----------
                                                                             $ 25,169,432          $ 29,517,878
                                                                             ============          ============


The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.
                            STATEMENTS OF OPERATIONS
                         For the years ended December 31

                                                               1998                1997                 1996
                                                          ------------        ------------         ------------
Net sales                                                 $ 35,557,165        $ 40,283,662         $ 38,914,148

Cost of goods sold                                          29,452,765          33,628,380           32,783,174
                                                          ------------        ------------         ------------
          Gross profit                                       6,104,400           6,655,282            6,130,974

Selling, general and administrative expenses                 6,466,837           6,903,620            6,066,674

Amortization of intangibles                                    416,543             996,679              906,846

Impairment of long-lived assets (note K)                             -          18,501,135                    -
                                                          ------------        ------------         ------------
          Operating (loss)                                    (778,980)        (19,746,152)            (842,546)

Other income (expense)
   Interest expense                                         (1,656,156)         (1,404,700)          (1,059,217)
   Other                                                             -              66,140               11,450
                                                          ------------        ------------         ------------
                                                            (1,656,156)         (1,338,560)          (1,047,767)
                                                          ------------        ------------         ------------

          (Loss) before income taxes                        (2,435,136)        (21,084,712)          (1,890,313)

Income taxes (benefits) (notes A and I)                              -                   -             (127,600)
                                                          ------------        ------------         ------------


          NET (LOSS)                                      $ (2,435,136)       $(21,084,712)        $ (1,762,713)
                                                          ============        ============         ============

Basic (loss) per common share (note J)                    $      (0.63)            $ (5.43)             $ (0.45)
                                                          ============        ============         ============

        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                    ----------------------------------------------------------------------------
                                                    COMMON STOCK OUTSTANDING       ADDITIONAL

                                                         $.10 PAR VALUE             PAID-IN         ACCUMULATED        UNEARNED
                                                    -----------------------
                                                      SHARES         AMOUNT         CAPITAL           DEFICIT        COMPENSATION
                                                    ----------     ---------     ------------     -------------      ------------

BALANCE AT DECEMBER 31, 1995                         3,947,769     $ 394,777     $ 41,935,125     $ (13,847,367)       $ (38,700)

   Retirement of fractional shares received from
       prior reverse stock split                            (5)            -                -                 -                -

   Net loss for the year                                     -             -                -        (1,762,713)               -

   Dividends on redeemable preferred
      stock  ($1.875 per share)                              -             -                -           (19,705)               -

   Amortization of unearned compensation                     -             -                -                 -           19,350

   Purchase of common stock for treasury               (65,500)            -                -                 -                -
                                                     ---------     ---------     ------------     -------------        ---------
BALANCE AT DECEMBER 31, 1996                         3,882,264       394,777       41,935,125       (15,629,785)         (19,350)

   Retirement of fractional shares received from
       prior reverse stock split                            (2)            -                -                 -                -

   Net loss for the year                                     -             -                -       (21,084,712)               -

   Amortization of unearned compensation                     -             -                -                 -           19,350
                                                     ---------     ---------     ------------     -------------        ---------
BALANCE AT DECEMBER 31, 1997                         3,882,262       394,777       41,935,125       (36,714,497)               -

   Retirement of fractional shares received from
       prior reverse stock split                            (1)            -                -                 -                -

   Net loss for the year                                     -             -                -        (2,435,136)               -
                                                     ---------     ---------     ------------     -------------        ---------
BALANCE AT DECEMBER 31, 1998                         3,882,261     $ 394,777     $ 41,935,125     $ (39,149,633)       $       -
                                                     =========     =========     ============     =============        =========






                                                      ---------------------------
                                                      TREASURY

                                                        STOCK            TOTAL
                                                      -----------    ------------

BALANCE AT DECEMBER 31, 1995                          $        -     $ 28,443,835

   Retirement of fractional shares received from
       prior reverse stock split                               -                -

   Net loss for the year                                       -       (1,762,713)

   Dividends on redeemable preferred
      stock  ($1.875 per share)                                -          (19,705)

   Amortization of unearned compensation                       -           19,350

   Purchase of common stock for treasury                (118,722)        (118,722)
                                                      ----------     ------------
BALANCE AT DECEMBER 31, 1996                            (118,722)      26,562,045

   Retirement of fractional shares received from
       prior reverse stock split                               -                -

   Net loss for the year                                       -      (21,084,712)

   Amortization of unearned compensation                       -           19,350
                                                      ----------     ------------
BALANCE AT DECEMBER 31, 1997                            (118,722)       5,496,683

   Retirement of fractional shares received from
       prior reverse stock split                               -                -

   Net loss for the year                                       -       (2,435,136)
                                                      ----------     ------------
BALANCE AT DECEMBER 31, 1998                          $ (118,722)     $ 3,061,547
                                                      ==========      ===========



        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                            STATEMENTS OF CASH FLOWS

                         For the years ended December 31



                                                                      1998               1997                1996
                                                                    -------            -------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $ (2,435,136)     $ (21,084,712)       $ (1,762,713)
   Adjustment to reconcile net loss to net cash provided by
      (used in) operating activities:
         Depreciation                                               1,129,485          1,084,143           1,025,799
         Amortization of intangibles                                  416,543            996,679             906,846
         Impairment of long-lived assets                                    -         18,501,135                   -
         Deferred income taxes (benefits)                                   -                  -            (138,805)
         Stock compensation                                                 -             19,350              19,350
         Accrued interest on subordinated debentures                  369,068            240,000              50,000
         Change in assets and liabilities:
              Decrease in accounts receivable                         826,948          1,490,817           1,270,433
              (Increase) decrease in accounts receivable - other      (16,090)           (85,373)            551,818
              (Increase) decrease in inventories                    2,424,053           (279,840)            807,863
              (Increase) decrease in prepaid expenses                 144,698            (54,937)           (103,839)
              Decrease in refundable income taxes                           -          1,075,016              59,063
              (Increase) decrease in other assets                      55,741           (123,557)             (7,337)
              Increase (decrease) in accounts payable              (2,994,708)         2,888,249          (2,690,647)
              Increase (decrease) in accrued liabilities              111,532            (50,860)           (525,047)
                                                                 ------------      -------------        ------------
                  Total adjustments                                 2,467,270         25,700,822           1,225,497
                                                                 ------------      -------------        ------------
                     Net cash provided by (used in)
                         operating activities                          32,134          4,616,110            (537,216)



                            (CONTINUED ON NEXT PAGE)






        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                         For the years ended December 31




                                                                     1998               1997                1996
                                                                 ------------      -------------        ------------
        Net cash provided by (used in) operating activities
             (brought forward from previous page)                $    32,134      $   4,616,110         $  (537,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Hysan assets (note B)                                    -         (7,431,977)                  -
   Expenditures for property and equipment - net                    (536,978)          (932,139)           (155,621)
   Purchase of product formulations and license agreement                  -                  -            (400,300)
                                                                 ------------      -------------        ------------
          Net cash (used in) investing activities                   (536,978)        (8,364,116)           (555,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of redeemable preferred stock                                -                  -            (350,000)
   Dividends paid on redeemable preferred stock                            -                  -             (19,705)
   Payments on long-term obligations                                (682,217)          (538,440)           (134,503)
   Proceeds from long-term obligations, net of deferred
       financing costs                                               661,178          2,090,000           1,688,368
   Proceeds from issuance of short-term debt                               -          1,500,000           8,500,265
   Payments on short-term debt                                             -         (1,500,000)        (10,121,882)
   Proceeds from sale of subordinated debentures,
      net of deferred financing costs                              1,429,410                  -           3,673,373
   Purchase of common stock for treasury                                   -                  -            (118,722)
   Proceeds on revolver                                           38,077,591         49,734,451          37,041,248
   Payments on revolver                                          (38,981,118)       (47,703,546)        (38,897,902)
                                                                 ------------      -------------        ------------

          Net cash provided by financing activities                  504,844          3,582,465           1,260,540
                                                                 ------------      -------------        ------------

          NET (DECREASE) INCREASE IN CASH
                AND CASH EQUIVALENTS                                       -           (165,541)            167,403

Cash and cash equivalents at beginning of year                         3,100            168,641               1,238
                                                                 ------------      -------------        ------------

Cash and cash equivalents at end of year                         $     3,100       $      3,100         $   168,641
                                                                 ===========       ============         ===========


        The accompanying notes are an integral part of these statements.

                       Specialty Chemical Resources, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996



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

   The estimated lives used in determining depreciation and amortization for financial reporting purposes are as follows:

       Building.........................................  20 years

       Leasehold improvements...........................  15 years

       Office equipment and furniture................... 7-10 years

       Machinery and equipment..........................10-16 years


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

                        December 31, 1998, 1997 and 1996



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

   Deferred financing costs are related to the bank debt and the issuance of the subordinated debentures. These costs are being amortized on a straight-line basis over the period of the respective debt agreements.

   Accumulated amortization for intangibles amounted to approximately $3,024,000 and $2,608,000 for the years ended December 31, 1998 and 1997, respectively.

   INCOME TAXES

   Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS 109 utilizes the asset and liability method, under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying currently enacted statutory rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

   REVENUE RECOGNITION

   The Company recognizes revenue when the product is shipped.

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996



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

   Cash payments for income taxes amounted to $18,000, $38,000 and $75,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company received income tax refunds of approximately $15,000 and $1,080,000 during 1998 and 1997, respectively. Cash payments for interest amounted to $1,303,000, $1,124,000 and $1,095,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

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

   RECLASSIFICATION

   Certain amounts in previously issued financial statements were reclassified to conform to the 1998 presentation.

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


   NEWLY ISSUED ACCOUNTING STANDARDS



   In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. There are no components of comprehensive income for the Company except reported net income (loss).

   Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") was issued by the FASB in 1997, which is effective for fiscal years beginning after December 15, 1997. SFAS 131 introduces a new segment reporting model called the "management approach". The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. Given the similar economic characteristics and the similarities as to the nature of products, the Company believes it qualifies for the aggregation rules of the statement and therefore operates in one reportable segment.

   In 1998, the FASB issued SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits which is effective for fiscal years beginning after December 31, 1997. The disclosures herein are reflective of the adoption of this statement.

   In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which is effective for fiscal years beginning after June 15, 1999. Management does not believe the adoption of this statement will have a material impact on the Company's financial statements. Additionally, during 1998, a new Statement of Position (SOP) was issued by the American Institute of Certified Public Accountants. The SOP, Reporting on the Costs of Start-up Activities, requires that costs incurred to open a new facility, introduce a new product, commence a new operation or other similar activities be expensed as incurred. Management does not believe that this SOP, which will be adopted for 1999, will have a material impact on the Company's financial statements.

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996


NOTE B - ACQUISITION

   On May 22, 1997, Specialty Chemical Resources, Inc. acquired substantially all of the tangible and intangible non-real estate assets of Hysan Corporation ("Hysan") pursuant to an Asset Purchase Agreement (the "Agreement"). The purchase price for the acquired assets was $7,432,000, including expenses related to the transaction. The Agreement required that $500,000 of the purchase price be deposited in escrow with a bank as security for any adjustments to the purchase price that may be necessary to secure Hysan's indemnification obligations thereunder. The remaining portion of the purchase price was paid in cash. The acquisition was recorded under the purchase method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 16. The purchase price was allocated based upon the fair value of assets acquired at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired of approximately $273,000 was recorded as goodwill. Included in the Company's asset allocation was $2,522,000 which was allocated to machinery and equipment. As of December 31, 1998, the Company has not yet put into service approximately $2,018,000 of this production equipment and therefore has not commenced recording depreciation expense on those assets. The Company included the results of operations of Hysan as of the acquisition date. The following unaudited proforma information has been prepared assuming Hysan had been acquired as of the beginning of the periods presented:

                                                       ============================
                                                          YEARS ENDED DECEMBER 31,
                                                       ----------------------------
                                                            1997            1996
                                                       ------------    ------------
Net sales                                              $ 44,571,000    $ 53,710,000
Net (loss)                                             $(21,382,000)   $ (1,582,000)
Basic (loss) per share                                 $      (5.51)   $      (0.40)


NOTE C - INVENTORIES

   Inventories consist of the following at:
                                                       ============================
                                                          YEARS ENDED DECEMBER 31,
                                                       ----------------------------
                                                            1998            1997
                                                       ------------    ------------
Raw materials                                          $  3,737,239    $  5,416,048
Finished goods                                            3,473,217       4,224,414
                                                       ------------    ------------
                                                          7,210,456       9,640,462
Less excess of FIFO over LIFO cost                          689,604         695,557
                                                       ------------    ------------
                                                       $  6,520,852    $  8,944,905
                                                       ============    ============

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996




NOTE C - INVENTORIES (CONTINUED)

   Had the Company historically followed the FIFO cost method for raw material inventories, the net loss for the years ended December 31, 1998, 1997 and 1996 would have decreased by approximately $6,000, decreased by approximately $51,000 and increased by approximately $44,000, respectively.




NOTE D - LONG-TERM DEBT

   Long-term debt consists of the following at:



                                                          =========================================
                                                                         DECEMBER 31,
                                                          ------------------- ---------------------
                                                                   1998                  1997
                                                          ------------------- ---------------------
Revolver                                                         $ 7,169,106           $ 8,072,634
Term loan A - bank                                                 2,624,167             2,680,000
Term loan B - bank                                                   410,842               666,670
Mortgage loan - bank                                               1,125,000               794,013
6% Convertible subordinated debentures                             4,541,218             4,290,000
12% Subordinated notes                                             1,602,850                     -
                                                          ------------------- ---------------------
                                                                  17,473,183            16,503,317
   Less current portion                                            1,176,503             1,057,497
                                                          ------------------- ---------------------
                                                                 $16,296,680           $15,445,820
                                                          =================== =====================

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996


NOTE D - LONG-TERM DEBT (CONTINUED)

   During September 1996, the Company terminated its revolving credit agreement with a bank and entered into a $12,000,000 financing agreement with a new bank. During May 1997, the Company entered into a First Amendment to the financing agreement increasing potential borrowings to $15,000,000. The amended credit facility is comprised of a Revolving Loan and Term Loan A and Term Loan B. The maximum borrowings under the credit facility are pursuant to a formula based upon the amount of the Company's receivables, inventory and the then outstanding balance under the previous facility. In addition, the bank can reduce the maximum borrowings under the facility by establishing an environmental compliance reserve in certain circumstances. No compliance reserves have been required as of December 31, 1998. Borrowings under this credit agreement are collateralized by substantially all of the Company's assets. The Revolving Loan matures on December 31, 2000 and bears interest at the bank's prime rate (7.75% at December 31, 1998) plus 1-1/2%. The interest rate charged by the bank can be reduced to the prime rate based upon the Company meeting certain performance measures. Under the terms of the credit agreement, the Company is required to comply with various covenants, the most restrictive of which relate to the maintenance of certain financial ratios, levels of tangible net worth, limits on capital expenditures and restrictions on distributions from the Company to its stockholders. Based on 1998 financial performance, the senior lender has revised the various covenants by amending the credit agreement. The Company is currently in compliance with all of the covenants. Such amendment reduces the total loan facility to $12 million and requires Specialty Chemical to obtain an additional $1 million of cash contributions through either equity or unsecured subordinated debt by June 30, 1999. On April 14, 1999, Specialty Chemical received a commitment letter from Edwin Roth, Trust Investments and CEW Partners (the "Investors") whereby the Investors have guaranteed to secure $1,000,000 of indebtedness from a lender prior to June 30, 1999. The failure to do so would constitute an event of default under the credit agreement.
   As of December 31, 1998, approximately $176,000 is unused and available under the credit agreement.

   The original term loan portion of the credit facility consisted of a $1,800,000 installment loan payable in sixty monthly installments of $30,000 beginning on October 1, 1996. The amended term loan portion of the credit facility is comprised of Term Loan A in the amount of $2,624,000 and Term Loan B in the amount of $411,000. Principal on Term Loan A is payable in one installment of $34,710 on April 1, 1999; in four consecutive monthly installments of $111,388 each commencing May 1, 1999, in one installment of $78,068 on September 1, 1999, and thereafter, in consecutive monthly installments, on the first day of each month, in the amount of $55,833 each. Interest is payable monthly at the same rate and terms as the Revolving Loan. Principal on Term Loan B is payable in three consecutive equal monthly installments of $111,388 each, commencing on the first day of January 1999, with the last payment of principal being due and payable on April 1, 1999, in the amount of $76,678. Interest is payable monthly at the bank's prime rate plus 4-1/2%. As of April 1, 1999, Term Loan B has been fully repaid.

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996

NOTE D - LONG-TERM DEBT (CONTINUED)

   In 1997, the bank advanced to the Company $1,500,000 on a short-term basis in conjunction with the acquisition of Hysan. The advance was fully repaid in 1997.

   The mortgage note originally consisted of a $1,075,000 installment note dated October 15, 1995. Monthly principal payments of approximately $6,000 began on June 1, 1996, with the balance due on February 1, 1998. As of December 31, 1997, the Company had $794,013 remaining on the note. In January 1998, the Company refinanced the mortgage with a new $1,125,000 installment note with a new bank. The note, which bears interest at 8.75%, requires the first twelve monthly payments to be interest only. Commencing on February 1, 1999, the note requires 167 monthly principal and interest payments of $11,790, with final payment on November 1, 2012. The borrowing is collateralized by a building which serves as the Company's distribution center and corporate offices.

   The 6% convertible subordinated debentures, due October 15, 2006, are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $1.50 per share. Each $100 principal amount of the debentures is convertible into 66.67 shares of common stock at any time after December 31, 2001, or under certain circumstances, if there is a change in control of the Company as defined under the debentures. Subsequent to October 15, 1999, the debentures are redeemable at the option of the Company, in whole or in part, initially at 110%, and thereafter at prices declining to 100% at October 15, 2004, together with accrued interest. The debentures are subordinated to all senior debt of the Company. The proceeds, which were received in 1996, were used to repay a portion of the Company's indebtedness and to repurchase all of its outstanding redeemable preferred stock from a major shareholder (see note G). Interest compounds semi-annually and is due upon maturity of the debentures.

    On May 20, 1998, the Company issued three $150,000 principal amount subordinated promissory notes to the Investors. Such notes were due June 22, 1998. On June 15, 1998, the Company issued three $500,000 principal amount 12% promissory notes subordinated to the bank (the "Subordinated Notes") to such Investors in part to refinance the original notes issued on May 20, 1998. Such Subordinated Notes were originally due December 15, 1998, but were extended to March 15, 1999. Interest accrued on the Subordinated Notes through January 31, 1999 was paid in Common Stock of the Company on February 11, 1999. The Investors and the Company agreed at the time these loans were made that the Subordinated Notes would be refinanced with the net proceeds of a pro rata rights offering of Company debt to its stockholders and its holders of the 6% Convertible Subordinated Notes due October 15, 2006 (the "Original Notes"). On March 15, 1999, the Company completed an offering of subscription rights to purchase an aggregate principal amount of $1,360,000 of 6% Convertible Subordinated Notes due in ten years (the "New Notes") to stockholders and holders of the Original Notes. The net proceeds available to the Company from the rights offering were approximately $1,160,000. The net proceeds of the rights offering were used to repay a portion of the loans made to the Company by the Investors. The Investors canceled a portion of the indebtedness represented by the Subordinated Notes as payment of the subscription price for the New Notes.

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996



NOTE D - LONG-TERM DEBT (CONTINUED)


    After the rights offering, the Company issued an aggregate of $304,800 in new 12% Subordinated Notes on March 15, 1999, due January 15, 2001. These new Subordinated Notes were issued to the Investors to represent the principal amount of the Subordinated Notes that was not canceled as payment of the subscription price. The principal and accrued interest on the new Subordinated Notes will be payable at maturity in cash, or at the holder's option, in shares of Common Stock based upon the fair market value of the Common Stock. However, the noteholders may demand full payment of principal and interest on the new Subordinated Notes at any time after the Company has authorized, unissued and unreserved shares of Common Stock sufficient to pay, in full, the outstanding principal and interest under all the new Subordinated Notes. The fair market value will be the average closing price of the Common Stock on five consecutive trading days prior to the day immediately before the date that the stockholders authorize the issuance of Common Stock sufficient to pay all the outstanding principal and interest due under the new Subordinated Notes.

    The new 6% convertible debentures, due March 15, 2009 are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.40 per share. Each $100 principal amount of the debentures is convertible into 250 shares of common stock at any time after March 15, 2002, or under certain circumstances if there is a change in control of the Company as defined under the debentures. Subsequent to March 15, 2002, the debentures are redeemable at the option of the Company, in whole or in part, initially at 110%, and thereafter at prices declining to 100% at March 15, 2007, together with accrued interest. The debentures are subordinated to all senior debt of the Company. Interest compounds semi-annually and is due upon maturity of the debentures.


   Aggregate maturities of long-term debt at December 31, 1998 are as follows:

                                 1999                                 $1,176,503
                                 2000                                  7,885,922
                                 2001                                    721,423
                                 2002                                    614,542
                                 2003                                     61,371
                                 Thereafter                            7,013,422
                                                                      ----------
                                                                     $17,473,183
                                                                     ===========

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996


NOTE E - COMMITMENTS AND CONTINGENCIES

    Certain operations of the Company are conducted in facilities leased under noncancellable operating leases which expire at various dates through 2005. One of the leases which relates to the manufacturing facility can be extended at the option of the Company to the year 2025. The Company also has entered into several noncancellable operating leases for various machinery and equipment which expire at various dates through 2001.

    The following table details scheduled minimum rental payments of all noncancellable operating leases:

                                                                  RENTAL
                              YEAR ENDING DECEMBER 31,          COMMITMENT
                              ------------------------          ----------
                                      1999                     $  421,000
                                      2000                        412,000
                                      2001                        314,000
                                      2002                        216,000
                                      2003                        216,000
                                   Thereafter                     360,000
                                                               ----------
                                                               $1,939,000
                                                               ==========


    Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $558,000, $518,000 and $407,000, respectively.


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

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996


NOTE E - COMMITMENTS AND CONTINGENCIES (CONTINUED)

    On May 17, 1994, the Ohio EPA approved the revised closure plan which included unilateral modifications as deemed necessary by the Ohio EPA. On June 17, 1994, the Company appealed the Ohio EPA's action on the grounds that the unilateral modifications were unreasonable and unlawful. On January 6, 1995, the Company and the State of Ohio entered into a settlement agreement, which resulted in a termination of the Company's appeal of this matter before the Environmental Board of Review. On May 3, 1995, the Ohio EPA issued a supplemental closure plan approval letter that established certain deadlines with regard to the Company's implementation of a Groundwater Extraction and Treatment System, a Soil Vapor Extraction System, and certain other closure plan tasks. As of September 23, 1998, the Company revised its estimate to address closure costs at the Macedonia facility. Based on estimates of closure costs received from the Company's environmental consultant, the revised total closure costs are estimated at a range of approximately $1,526,000 to $2,000,000. As of December 31, 1998, $1,475,000 of closure costs were expended, of which $792,000 was received from both escrow funds and an Ohio EPA Trust Account (the Trust). The escrow funds and trust funds were deposited by previous owners. During 1996, the Company received $621,000 from the Trust for reimbursement of expenditures; in addition the Company has approximately $360,000 of monies due from the Trust for reimbursement of EPA expenditures and has recorded this amount as an Account Receivable - Other on the December 31, 1998 balance sheet. The Company believes that the expenditures for which they are seeking reimbursement are in accordance with the closure activities contemplated by the Trust requirements. While the Company is not aware of any reason that it would not receive reimbursement for these expenditures, the Ohio EPA has discretion in responding to the Company's request.

    If the remediation techniques proposed in the closure plan are not successful, or if supplemental or alternative technologies are required to be used, then the Company may incur costs in excess of the $1,526,000 closure cost estimate. The Company believes, based on discussions with its technical consultants, that the cost of additional testing and operation of the proposed remedial systems will be approximately $50,000 and that the costs of the supplemental or alternative cleanup measures, if determined to be necessary, would not exceed $2,000,000.

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

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996

NOTE E - COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The Company believes that is has materially complied with the requirements of the Consent Order and that stipulated penalties due to the State of Ohio pursuant to the Consent Order, if any, should not have a materially adverse effect on the financial condition of the Company. The Company is currently negotiating with the Ohio Attorney General regarding the Company's alleged violations of the 1990 consent order. However, there can be no assurance that negotiations with the State of Ohio will be successful and will not result in extended litigation between the Company and the State of Ohio. Further, the Company cannot predict whether a court would find the Company liable for stipulated penalties in excess of the initial demand proposed by the State of Ohio.

    On May 21, 1998, the Company received a letter from the Ohio EPA alleging that odors from the Macedonia Plan and dust from its unpaved parking lot constitute a nuisance. Further, the Ohio EPA contends that the Company must submit revised permit applications for its can filling and gassing lines, which according to the Ohio EPA have been erroneously granted permits to allow the filling part of each line to be a separate emissions unit. The Company does not believe that odors from its Macedonia Plant or dust from its parking lot constitute a nuisance as defined by applicable law. However, the Ohio EPA's request for the Company to re-evaluate and re-submit its existing air permits ultimately may require the addition of supplemental air pollution control technology at the Macedonia Plant or lead to litigation regarding such permit issues.

    On December 21, 1998, the Ohio Attorney General's Office notified the Company that it has been asked to initiate a civil enforcement action against it for alleged violations of Ohio Revised Code Chapter 3704, Ohio's air pollution control laws. To avoid this litigation, the Ohio Attorney General has offered to enter into settlement negotiations with the Company regarding these alleged violations. The Company has entered into these discussions in an attempt to resolve this dispute without litigation.

    The Company was also a defendant in two product liability lawsuits. Both of these suits were defended by the Company's insurance carrier and were settled by the insurance company within the limits of the insurance coverage.

NOTE F - EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution 401(k) profit-sharing plan (the Plan) covering certain salaried employees with one year or more of credited service. The Company's profit-sharing contributions are at the discretion of the Board of Directors and are credited to each participant's account based on a percentage of gross compensation subject to a maximum contribution for each participant. The Company is also required under the 401(k) provisions to match employee contributions equal to 50% of each such participant's deferred compensation up to a maximum of 4% of the participant's annual compensation. Contributions by the Company under the 401(k) provisions for 1998, 1997 and 1996 were approximately $49,500, $50,600 and $48,000, respectively. The Company did not make any profit-sharing contributions to the Plan for the years ended December 31, 1998, 1997 and 1996.

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996


NOTE F - EMPLOYEE BENEFIT PLANS (CONTINUED)


    The Company has a Retirement Savings Trust and Plan covering full-time hourly employees who have completed six months of service. The Company's contributions are made on an annual basis and are credited to each participant's account at an amount equal to 13 cents per hour of compensation (maximum of 48 hours per week). In addition, qualified employees are eligible to make voluntary contributions to the Retirement Savings Trust and Plan which are fully vested and nonforfeitable. Contributions by the Company for the years ended December 31, 1998, 1997 and 1996 approximated $40,100, $38,900 and $34,500, respectively.



NOTE G - REDEEMABLE PREFERRED STOCK

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

    On February 11, 1999, the Company used 375,000 shares of common stock, comprised of 65,500 of treasury shares and 309,500 of newly issued shares, to pay interest accrued on the 12% subordinated notes through January 31, 1999.

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996





NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)


    The Company has a Nonqualified and Incentive Stock Option Plan (the Plan) under which 650,000 shares of common stock have been reserved. The Plan provides for grants to officers and key employees of the Company of both nonqualified and incentive stock options. The exercise price for options granted under the Plan must be at least equal to fair market value of the shares on the date of grant. The Plan will terminate in January 1999 but will not affect any outstanding options previously granted. Such options granted may be exercised after one year from the date of grant for not more than one-third of the shares originally subject to the option and an additional one-third for each of the two years thereafter. The options granted under the Plan expire five years from the date of grant. As of December 31, 1998, all options granted were under the Nonqualified Option Plan.



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

                       Specialty Chemical Resources, Inc.

                     NOTES TO FINANCIAL STATEMENTS CONTINUED

                        December 31, 1998, 1997 and 1996


NOTE H   STOCKHOLDERS' EQUITY (Continued)

   Transactions for both stock option plans are as follows:

                                  --------------------------- ----------------------------  -------------------------------
                                             1998                         1997                       1996
                                   -------------------------- ----------------------------  -------------------------------
                                                 WEIGHTED                      WEIGHTED                      WEIGHTED
                                                 AVERAGE                       AVERAGE                       AVERAGE
                                   SHARES      EXERCISE PRICE   SHARES       EXERCISE PRICE    SHARES      EXERCISE PRICE
                                 ------------  --------------   ------       --------------    ------      --------------
     Outstanding
       beginning of year             644,534       $ 3.27          567,391        $ 5.86          545,428           $ 6.14
          Granted                    169,500       $ 0.93          252,000        $ 1.75           50,000           $ 1.70
          Exercised                     --         $  --              --          $  --              --             $  --
          Cancelled                 (169,214)      $ 3.08         (174,857)       $ 9.02          (28,037)          $ 3.85
                                 -----------                 -------------                  -------------
     OUTSTANDING
        END OF YEAR                  644,820       $ 2.61          644,534        $ 3.27          567,391           $ 5.86
                                 ============                ==============                 ==============
     Exercisable at end of year      325,987                       291,545        $ 4.91          347,583           $ 7.48
                                 ============                ==============                 ==============
     Available for grant             155,180                       155,466                        232,609
                                 ============                ==============                 ==============

     Weighted average fair value
        of options granted
        during the year               $ 0.61                        $ 0.87                         $ 1.23
                                 ============                ==============                 ==============

                                  ----------------------------------  --------------------------------------
                                                OUTSTANDING                        EXERCISABLE
                                  ----------------------------------  --------------------------------------
                                                WEIGHTED
                                                 AVERAGE
                                                REMAINING      WEIGHTED                       WEIGHTED
             RANGE OF                          CONTRACTUAL      AVERAGE                        AVERAGE
         EXERCISE PRICES           SHARES          LIFE      EXERCISE PRICE     SHARES      EXERCISE PRICE
         ----------------        ------------  ------------ ----------------  -----------  -----------------
           $0.5   1.813              413,000       4.32          $ 1.40           94,167        $  1.67
           $3.375   4.5              178,249       1.10          $ 3.73          178,249        $  3.73
           $5.24   6.38               23,571       1.68          $ 5.97           23,571        $  5.97
            $10   10.5                30,000       3.16         $ 10.00           30,000        $ 10.00
                                 ------------                              -------------
                                     644,820                                     325,987
                                 ============                              =============

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996




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


                                                           ==============================================================
                                                                   1998                  1997                1996
                                                           ---------------------- ------------------- -------------------
Net (loss)                           As reported           $(2,435,136)           $(21,084,712)       $(1,762,713)

                                     Pro forma             $(2,464,536)           $(21,244,477)       $(1,919,713)

Basic (loss) per share               As reported                $(0.63)                $(5.43)             $(0.45)

                                     Pro forma                  $(0.63)                $(5.47)             $(0.49)


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: expected volatility of 72, 48 and 61 percent; risk-free interest rates of 5.47, 6.44 and 6.34 percent; expected lives of 6, 5 and 9 years; and no dividend payments.


NOTE I - INCOME TAXES

    As of December 31, 1998, the Company had approximately $13,355,000 of net operating loss carryforwards. However, due to a change in ownership during 1992, the Company has an annual limitation of approximately $850,000 in the utilization of its net operating loss carryforwards. In addition, due to losses in 1998, 1997 and 1996 and the realization in 1994 of built-in gains, approximately $12,000,000 of the carryforwards may be utilized beyond the current annual limitation to offset future taxable income.

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996





NOTE I - INCOME TAXES (CONTINUED)

    The net operating loss carryforwards, to the extent unused, will expire as follows:

------------------------------------ ------------------------
            YEAR ENDING                   NET OPERATING
           DECEMBER 31,                       LOSS
------------------------------------ ------------------------
               1999                              $ 3,060,000
               2000                                2,477,000
               2001                                  919,000
               2002                                        -
               2003                                    1,000
               2004                                  139,000
               2010                                1,234,000
               2011                                1,651,000
               2012                                1,874,000
               2018                                2,000,000
                                                 ============
                                                 $13,355,000
                                                 ============



    The above-mentioned carryforwards gave rise to deferred tax assets of approximately $5.3 million, $4.5 million and $3.8 million at December 31, 1998, 1997 and 1996, respectively. Due to the uncertainty of the ultimate realization of the deferred tax asset, a valuation allowance in the amounts of $3.7 million, $2.7 million and $2 million was recorded by the Company for the years ended December 31, 1998, 1997 and 1996, respectively. The net change in the valuation allowances for 1998, 1997 and 1996 was $.8 million, $.7 million and $.7 million, respectively.

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996




NOTE I - INCOME TAXES (CONTINUED)

    The asset recognition of the net operating loss carryforward is based principally on the portion of the carryforwards which are not limited as to their use and offset the deferred tax credits that are scheduled to reverse in the carryforward period.

    Deferred tax (assets) liabilities are as follows:

                                                 ==========================================
                                                                 DECEMBER 31,
                                                 ------------------------------------------
                                                             1998                  1997
                                                 ------------------------------------------
Depreciation                                             $ 1,383,000          $  1,404,000
Amortization of product
  formulation costs                                           51,000               155,000
Accounts receivable allowance                               (45,000)              (55,000)
Excess of book inventory over
  tax inventory                                              296,000               324,000
Other                                                       (55,000)              (69,000)
Net operating loss carryforwards                         (5,300,000)           (4,500,000)
Valuation allowance                                        3,670,000             2,741,000
                                                 ------------------------------------------
                                                       $           -         $           -
                                                 ==========================================



    The Company had no income tax expense for 1998 and 1997. The income tax benefit of $127,600 for the year ended December 31, 1996 consists of approximately $11,000 of current federal income taxes and approximately $138,600 of deferred tax benefits.

                       Specialty Chemical Resources, Inc.

                        December 31, 1998, 1997 and 1996


NOTE I - INCOME TAXES (CONTINUED)

    A reconciliation of differences between the statutory U.S. Federal income tax rate and the Company's effective tax rate follows:

                                                                          =======================================
                                                                                       DECEMBER 31
                                                                          ---------------------------------------
                                                                           1998         1997          1996
                                                                          ---------------------------------------
            U.S. Statutory rate                                              (34)%        (34%)        (34%)
            Goodwill amortization                                              1%           1%          11%
            Impairment write-down                                             --          30%            --
            Other                                                              2%          --            2%
            Effect of net operating loss carryforward
               and valuation allowance                                        31%           3%          14%
                                                                          ---------------------------------------
            Effective income tax rate                                           0%          0%          (7%)
                                                                          =======================================


NOTE J - LOSS PER SHARE OF COMMON STOCK

    The Company adopted SFAS No. 128, Earnings Per Share, effective December 31, 1997 and all loss per share amounts disclosed herein have been calculated under the provisions of SFAS No. 128. Basic loss per common shares was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. The weighted average number of common shares used to compute basic loss per common share was 3,882,262 for 1998, 3,882,264 for 1997 and 3,945,618 for 1996. Diluted loss per common share which would include common share equivalents for employee stock options, cumulative convertible preferred stock and convertible subordinated debentures is not reported because their effect would be anti-dilutive for the years presented.

NOTE K - IMPAIRMENT OF LONG-LIVED ASSETS

    At December 31, 1997, in accordance with SFAS 121, the Company determined that circumstances related to its recurring operating losses, the reduction in customer base, and current projections, indicated that the recoverability of the carrying amount of long-lived assets should be assessed. In making that assessment, the Company estimated its undiscounted future cash flows from operations. The results of that computation indicated that an impairment existed and that a write-down of the carrying value of the long-lived assets to fair value was required. The Company utilized an independent third party appraiser to determine fair value based upon expected future cash flows from operations discounted at a rate commensurate with the risks involved. Based upon the valuation performed, the Company recorded a non-cash charge of $18.5 million for 1997 which was reflected as a reduction in the carrying value of goodwill.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULES







Stockholders of
SPECIALTY CHEMICAL RESOURCES, INC.



In connection with our audit of the financial statements of Specialty Chemical Resources, Inc. referred to in our report dated March 4, 1999, we have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





                                        GRANT THORNTON LLP



Cleveland, Ohio
March 4, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       SPECIALTY CHEMICAL RESOURCES, INC.

              For the years ended December 31, 1998, 1997 and 1996




                    COLUMN A               COLUMN B                      COLUMN C                     COLUMN D         COLUMN E

                                                                        ADDITIONS
                                                            -----------------------------------
                                          BALANCE AT         CHARGED TO                                               BALANCE AT
                                         BEGINNING OF        COSTS AND           CHARGED TO                             END OF
  YEAR             DESCRIPTION              PERIOD            EXPENSES         OTHER ACCOUNTS       DEDUCTIONS          PERIOD
----------   ------------------------   ---------------     -------------     -----------------     -------------     ------------
  1996            Allowance for
                doubtful accounts            $ 345,000          $ 65,000             $ -            $ (308,000)       $ 102,000

  1997            Allowance for
                doubtful accounts            $ 102,000          $ 73,800             $ -             $ (38,800)       $ 137,000

  1998            Allowance for
                doubtful accounts            $ 137,000          $ 60,000             $ -             $ (85,000)       $ 112,000

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
------
3.01  The Amended and Restated Bylaws of the Company were filed as
      Exhibit 3.03 to the Company's Form S-1 Registration Statement
      (Registration No. 2-78134) and are incorporated herein by reference ..

3.02  The Restated Certificate of Incorporation of the Company was filed as an exhibit to Company's Second Modified Plan of Reorganization which was filed as Exhibit 2.1 to the Company's Current Report on
      Form 8-K dated December 9, 1986, and is incorporated herein by reference ............................................................

3.03  Amendment, effective December 12, 1991, to the Company's Restated
      Certificate of Incorporation was filed as Exhibit 3.03 to the
      Company's Annual Report on Form 10-K for the year ended December 31,
      1991 and is incorporated herein by reference .........................

3.04  Amendment, effective February 26, 1992, to the Company's Restated
      Certificate of Incorporation was filed as Exhibit 3.04 to the
      Company's Annual Report on Form 10-K for the year ended December 31,
      1991 and is incorporated herein by reference .........................

3.05  The Amended and Restated Bylaws of the Company were filed as
      Exhibit 3.01 to the Company's Form 8-K on June 8, 1995 and are
      incorporated by reference herein .....................................

4.01  Specimen Stock Certificate of the Company was filed as Exhibit 4.5 to the Company's Registration Statement on Form S-2, File No.
      33-43092, and is incorporated herein by reference ....................

4.02  Open ended mortgage note dated October 6, 1995 between the Company and National City Bank, was filed as Exhibit 4.08 to the Company's
      Form 10-K for the year ended December 31, 1995 and is incorporated by herein by reference ...............................................

4.03  Indenture Agreement between the Company and Bank One, N.A. dated
      October 15, 1996 was filed as Exhibit 4.1 to the Company's
      Form 10-Q for its quarter ended September 30, 1996 and is
      incorporated by reference herein .....................................

4.04  The Credit Agreement between the Company and Star Bank, N.A. dated
      September 18, 1996 was filed as an exhibit to the Company's current
      Form 8-K, dated September 23, 1996 an is incorporated by reference herein ...............................................................

4.05  Indemnification Agreement between the Company and Martin Trust and
      CEW Partners dated August 30, 1996 was filed as Exhibit 4.5 to the
      Company's Registration Statement on Form S-3 (Registration Number
      333-09879) and is incorporated by reference herein ...................

10.01 1989 Non-Qualified and Incentive Stock Option Plan of the Company
      was filed as Exhibit 10.13 to the Company's Annual Report on
      Form 10-K for the year ended January 1, 1989 and is incorporated herein by reference ..................................................

10.02 Form of option agreement pursuant to 1989 Incentive Stock Option
      Plan of the Company was filed as Exhibit 10.14 to the Company's
      Annual Report on Form 10-K for the year ended January l, 1989 and is incorporated herein by reference ..................................



                                     -EX 1-

EXHIBIT
NUMBER
------
10.03 1989 Outside Directors' Stock Option Plan of the Company was filed as Exhibit 10.5 to the Company's Registration Statement on
      Form S-2, File No. 33-43092 and is incorporated by reference herein ..

10.04 First Amendment to 1989 Non-Qualified and Incentive Stock Option
      Plan of the Company, adopted October 3, 1991, was filed as
      Exhibit 10.12 to the Company's Registration Statement on Form S-2,
      File No. 33-43092 and is incorporated by reference herein ............

10.05 Second Amendment to 1989 Non-Qualified and Incentive Stock Option
      Plan of the Company, dated February 26, 1992, was filed as
      Exhibit 10.12 to the Company's Registration Statement on Form S-2,
      File No. 33-43092 and is incorporated by reference herein ............

10.06 First Amendment to 1989 Outside Directors' Stock Option Plan of the
      Company, adopted October 3, 1991, was filed as 10.9 to the Company's
      Registration Statement on Form S-2, File No. 33-43092 and is
      incorporated by reference herein .....................................

10.07 Second Amendment to the 1989 Outside Directors' Stock Option Plan,
      dated February 26, 1992, was filed as Exhibit 10.13 to the Company's
      Registration Statement on Form S-2, File No. 33-43092 and is
      incorporated by reference herein .....................................

10.08 Agreement between ASI and Teamsters Local Union No. 416, dated
      November 17, 1993 and effective as of August 15, 1993 was filed as exhibit 10.10 on the Company's annual report for the year ended
      December 31, 1993 and is incorporated by reference herein ............

10.09 Agreement between ASI and Teamsters Local Union No. 416, dated
      January 12, 1992, and effective as of December 23, 1991 was filed as
      Exhibit 10.11 to the Company's Registration Statement on Form S-2,
      File No. 33-43092 and is incorporated by reference herein ............

10.10 Lease between ASI and Dutton Company, dated October 7, 1987 as amended May 4, 1989, was filed as Exhibit 10.12 to the Company's
      Annual Report on Form 10-K for the year ended December 31, 1990,
      File No. 2-78134, and is incorporated herein by reference ............

10.11 Lease amendment between Specialty Chemical Resources, Inc. (assignee of ASI) and the 9150 Group dated July 25, 1994 was filed as
      Exhibit 10.13 on Form 10-K for the year ended December 31, 1994 and is incorporated by reference .........................................

10.12 Agreement between ASI and Teamsters Union Local No. 416 dated
      May 1, 1995 and effective as of December 16, 1994 was filed as
      Exhibit 10.14 on the Company's Form 10-Q for the quarter ended
      March 31, 1995 and is incorporated by reference herein ...............

10.13 Restricted Stock Award Agreement dated July 25, 1995 between the
      Company and John H. Ehlert was filed as Exhibit 10.15 on the company's Annual Report on Form 10-K for the year ended
      December 31, 1995 ....................................................

10.14 Agreement of Settlement and Release, dated as of July 21, 1995, among the Company, the Directors, the Committee and the individual members of the Committee was filed as Exhibit 10.01 to the Company's
      Form 8-K on July 8, 1995 and is incorporated by reference herein .....



                                     -EX 2-

EXHIBIT
NUMBER
------
10.15 First Amendment of the Credit Agreement between Specialty Chemical
      Resources, Inc. and Star Bank N.A. dated May 22, 1997 was filed as
      Exhibit 4.1 on the Company's Form 10-Q for the quarter ended June 30,
      1997 and is incorporated by reference ................................

10.16 Promissory Note between Specialty Chemical Resources, Inc. and
      Metropolitan Savings Bank dated December 5, 1997 was filed as
      Exhibit 10.15 on Form 10-K for the year ended December 31, 1997 and is incorporated by reference .........................................

10.17 Second Amendment of the Credit Agreement between Specialty Chemical
      Resources, Inc. and Star Bank N.A. dated April 14, 1998 was filed as
      Exhibit 10.16 on Form 10-K for the year ended December 31, 1997 and is incorporated by reference .........................................

10.18 Third Amendment of the Credit Agreement between Specialty Chemical
      Resources, Inc. and Star Bank N.A. dated May 20, 1998 was filed as
      Exhibit 4.1 on Form 10Q for the quarter ended June 30, 1998 and is incorporated by reference ............................................

10.19 $500,000, 12% Subordinated Promissory Note between the Company and
      CEW Partners dated June 15, 1998 was filed as Exhibit 4.2 on
      Form 10-Q for the quarter ended June 30, 1998 and is incorporated by reference ............................................................

10.20 $500,000, 12% Subordinated Promissory Note between the Company and
      Edwin M. Roth dated June 15, 1998 was filed as Exhibit 4.3 on
      Form 10-Q for the quarter ended June 30, 1998 and is incorporated by reference .........................................................

10.21 $500,000,12% Subordinated Promissory Note between the Company and
      Martin Trust dated June 15, 1998 was filed as Exhibit 4.4 on
      Form 10-Q for the quarter ended June 30, 1998 and is incorporated by reference ............................................................

10.22 Term Sheet pertaining to Proposed Rights Offering dated June 15,
      1998 between the Company and CEW Partners, Edwin M. Roth and
      Martin Trust was filed as Exhibit 4.5 on Form 10-Q for the quarter ended June 30, 1998 and is incorporated by reference ................

10.23 Fourth Amendment of the Credit Agreement between Specialty Chemical
      Resources, Inc. and Star Bank N.A. dated November 12, 1998 was filed as Exhibit 4.1 on Form 10-Q for the quarter ended September 30,
      1998 and is incorporated by reference ................................

10.24 Fifth Amendment of the Credit Agreement between Specialty Chemical
      Resources, Inc. and Star Bank N.A. dated February 15, 1999* ..........

10.25 Indenture between the Company and Bank One, N.A., dated as of
      February 1, 1999* ....................................................

10.26 Sixth Amendment of the Credit Agreement between Specialty Chemical
      Resources, Inc. and Star Bank N.A. (AKA Firstar Bank) dated
      April 14, 1999* ......................................................

10.27 Allocation Agreement dated as of February 1, 1999, among CEW Partners,
      Martin Trust, Edwin Roth and Corey Roth was filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration
      No. 333-66737) and is incorporated by reference ......................



                                     -EX 3-

EXHIBIT
NUMBER
------
10.28 Agreement, dated as of February 1, 1999, among CEW Partners, Martin Trust,
      Edwin Roth and Corey Roth was filed as Exhibit 99.1 to the Company's
      Registration Statement on Form S-3 (Registration No. 333-66737) and is
      incorporated by reference ............................................

10.29 $101,600, 12% Subordinated Promissory Note between the Company and CEW
      Partners dated March 15, 1998, due June 15, 2001* ....................

10.30 $101,600, 12% Subordinated Promissory Note between the Company and
      Edwin M. Roth dated March 15, 1998, due June 15, 2001* ...............

10.31 $101,600, 12% Subordinated Promissory Note between the Company and
      Martin Trust dated March 15, 1998, due June 15, 2001* ................

27.00 Financial Data Schedule* .............................................

* Filed herein



                                     -EX 4-