Form 10-Q
period 1999-03-31
SPECIALTY CHEMICAL RESOURCES INC
filed 1999-05-17
CIK 703645

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


For the quarter ended March 31, 1999       Commission file number 1-11013


                       SPECIALTY CHEMICAL RESOURCES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                              34-1366838
              --------                              ----------
             (State of incorporation) (I.R.S. Employer I.D. No.)

                  9055 S. Freeway Drive, Macedonia, Ohio 44056
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (330) 468-1380
                                                     --------------


         Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past ninety (90) days. Yes    No X  .
                                                              ----  ----

         The number of outstanding shares of the registrant's common stock as of April 30, 1999 was 4,257,101. The registrant has no other class of stock outstanding.







--------------------------------------------------------------------------------
                                  Page 1 of 14

--------------------------------------------------------------------------------



                       Specialty Chemical Resources, Inc.

                                    Form 10-Q

                      For the quarter ended March 31, 1999

                                      Index



Part I    Financial Information                                                                                  Page


       Item 1.        Financial Statements.........................................................................3

                      Condensed Balance Sheets...................................................................3-4

                      Condensed Statements of Operations, 3 Months.................................................5

                      Condensed Statements of Cash Flows, 3 Months.................................................6

                      Notes to Financial Statements..............................................................7-8

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.............................................9-13


Part II Other Information

       Item 1.        Legal Proceedings...........................................................................13

       Item 6.        Exhibits & Reports on Form 8-K..............................................................13



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets



                                                March 31, 1999   December 31, 1998
                                                 (Unaudited)         (Audited)
                                                -------------       -----------

Current assets
    Cash and cash equivalents                   $      3,100       $      3,100
  Accounts Receivables                             5,250,271          4,511,220
  Receivable - other                                 420,170            359,747
  Inventories - LIFO                               6,509,951          6,520,852
  Prepaid expenses                                   233,581            215,498
                                                ------------       ------------
 Total current assets                             12,417,073         11,610,417


Property, plant and equipment
    At cost                                       18,299,867         18,277,245
    Less accumulated depreciation
     and amortization                             (6,924,904)        (6,666,274)
                                                ------------       ------------
                                                  11,374,963         11,610,971

Other assets
    Goodwill                                         859,219            866,239
    Product Formulation                              337,574            408,638
    Deferred Financing Cost                          504,866            461,630
    Other                                             49,467            211,536
                                                ------------       ------------
                                                   1,751,126          1,948,044
                                                ------------       ------------


         Total assets                           $ 25,543,162       $ 25,169,432
                                                ============       ============


See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.


                                                March 31, 1999   December 31, 1998
                                                  (Unaudited)        (Audited)
                                                 ------------        ---------

Current liabilities
    Current Maturities                           $  1,014,093      $  1,176,503
    Accounts payable                                4,391,623         3,898,411
    Accrued expenses                                  845,835           736,291
                                                 ------------      ------------
         Total current liabilities                  6,251,551         5,811,205


Long-term obligations                              16,346,811        16,296,680


Stockholders' equity
    Preferred stock - $.01 par value;
         authorized 1,996,500 shares
    Common Stock - $.10 par value;
         authorized 13,000,000 shares;
         issued 4,257,101 and
         3,947,764 shares respectively                425,710           394,777
    Additional paid in capital                     41,902,820        41,935,125
    Less common stock in treasury,
         at cost; 65,500 shares                            --          (118,722)
Accumulated deficit                               (39,383,730)      (39,149,633)
                                                 ------------      ------------

                                                    2,944,800         3,061,547
                                                 ------------      ------------

                                                 $ 25,543,162      $ 25,169,432
                                                 ============      ============

See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 3 month periods ended:



                                                March 31, 1999    March 31, 1998
                                                --------------    --------------

Net Sales                                        $  7,752,091      $ 10,071,986

Cost of Goods Sold                                  6,142,833         8,266,891
                                                 ------------      ------------

    Gross profit                                    1,609,258         1,805,095

Selling, general and administrative
    Expenses                                        1,384,815         1,776,882
Amortization of intangibles                           106,133           106,550
                                                 ------------      ------------

    Operating profit (loss)                           118,310           (78,337)

Other income (expense)
    Interest expense                                 (352,407)         (394,448)
    Other                                                - 0-               -0-
                                                 ------------      ------------
                                                     (352,407)         (394,448)
                                                 ------------      ------------
         Earnings (loss) before income
         Taxes                                       (234,097)         (472,785)

Income taxes                                                -                 -
                                                 ------------      ------------

         Earnings (loss)                         $   (234,097)     $   (472,785)
                                                 ============      ============


Earnings (loss) per common share:                $       (.06)     $       (.12)


Weighted average shares outstanding                 4,011,427         3,882,261


See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 3 month periods ended:


                                                             March 31, 1999   March 31, 1998
                                                             --------------   --------------

Net cash provided by
    operating activities                                      $    171,851    $   (724,107)


Net cash (used) by
    investing activities                                            27,544        (326,903)

Cash flows from financing activities:
    Payments on revolver                                        (7,983,968)    (13,507,045)
    Proceeds from revolver                                       7,784,573      14,558,055
                                                              ------------    ------------

         Net cash provided (used) by
         financing activities                                     (199,395)      1,051,010
                                                              ------------    ------------

         Net increase (decrease) in cash
         and cash equivalents                                          -0-             -0-


Cash and cash equivalents at
    beginning of period                                              3,100           3,100
                                                              ------------    ------------

Cash and cash equivalents at end
    of period                                                 $      3,100    $      3,100
                                                              ============    ============



See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                          Notes to Financial Statements

Note A - Summary of Significant Accounting Policies

    The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (the Company) at December 31, 1998 and March 31, 1999 and the results of operations and cash flows for the interim periods ended March 31, 1999 and 1998.

    Any significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.



Note B - Inventories

    Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

    The Company's inventories consisted of the following at:


                                        March 31,  December 3l,
                                          1999        1998
                                          ----        ----

    Raw materials                     $3,637,428   $3,737,239
    Finished goods                     3,562,127    3,473,217
                                      ----------   ----------
         Total FIFO cost               7,199,555    7,210,456

     Less: Excess of FIFO cost over
                  LIFO                   689,604      689,604
                                      ----------   ----------
         Total LIFO cost              $6,509,951   $6,520,852
                                      ----------   ----------


Note C - Treasury Shares

    The Company's Treasury Shares consisted of the following at:


                                                 March 31       December 31
                                                   1999            1998
                                                 --------       -----------

    Treasury Shares (at cost)                        ----        $118,722
      (65,500 shares)


    On February 11, 1999, the Company used common stock to pay $112,500 of interest accrued through January 31, 1999 on three $500,000 subordinated promissory notes for indebtedness, one each to Edwin Roth, Martin Trust and CEW Partners. A total of 375,000 shares consisting of 309,500 newly issued shares and 65,500 of Treasury shares at the fair market value of $.30 per share were issued equally among Edwin Roth, Martin Trust and CEW Partners.
(See Liquidity and Capital Resources).

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


                                              Three Months Ended
                                                    March 31,
                                                    ---------
                                                 1999     1998
                                                 ----     ----

Net sales ..................................    100.0%   100.0%

Cost of goods sold .........................     79.2%    82.1%
                                                -----    -----

    Gross profit ...........................     20.8%    17.9%

Selling, general and administrative expenses     17.9%    17.6%

    Operating profit (loss) ................      1.5%     (.8)%

Interest expense ...........................      4.5%     3.9%


THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

         Net sales of $7,752,000 for the three-month period ended March 31, 1999, were $2,320,000, or 23%, below the comparable period in the prior year. The decrease was entirely due to reduced volume that resulted primarily from production shortfalls in the last six months of 1997 that caused a loss of customers and a loss of business from several continuing customers throughout 1998. No additional significant business was lost during the first quarter of 1999.

         Cost of goods sold dollars decreased by $2,124,000 for the three months ended March 31, 1999, as compared to the same period in the prior year. Approximately 64% of the dollar decrease in the 1999 period is due to lower volume, with 24% due to lower manufacturing labor costs, 9% due to improved material efficiencies and 3% related to lower manufacturing overhead costs. Cost of goods sold decreased as a percentage of net sales from 82.1% to 79.2% for the three-month period ended March 31, 1999, as compared to the same period of the prior year. Approximately 86% of the decreased percentage was due to improved material efficiencies, while 14% was due to the January 4, 1999 implementation of a new downsized manufacturing configuration that more than offset the effects of the reduced volume.

         Selling, general and administrative expenses were $1,385,000 for the three-month period March 31, 1999, or 17.9% of net sales. Selling, general and administrative expenses were $1,777,000, or 17.6% of net sales for the same period in 1998. Approximately 48% of the decrease in selling, general and administrative expense dollars is due to overhead reduction programs implemented throughout 1998, with 33% due to staffing reductions implemented throughout 1998 and with a downsizing at the beginning of 1999 and 17% was due to reduced freight and commission costs.

         Interest expense was $352,000 for the three months ended March 31, 1999, a decrease of $42,000 from the three months ended March 31, 1998. The decrease in interest expense is due to decreased borrowings under the senior credit facility. See "Liquidity and Capital Resources". Interest expense for the three months ended March 31, 1999, was 4.5% of net sales versus 3.9% for the comparable period in the prior year.

         The Company experienced a net loss for the three months ended March 31, 1999, of $234,097, or $.06 loss per share on weighted average shares outstanding of 4,011,427. This compared to a net loss of $472,785, or $.12 loss per share on weighted average shares outstanding of 3,882,261 for the same period in the prior year. The reduced loss is due to the cost improvements mentioned above more than offsetting the effects of the volume decrease.

Liquidity and Capital Resources

         As of March 31, 1999, the Company's ratio of current assets to current liabilities was 1.99 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .91 to 1.

         During the three months ended March 31, 1999, the Company incurred $352,000 in interest expense of which $87,000 was accrued to the carrying value of the subordinated debentures. Total accrued interest reflected in the carrying value of the subordinated debentures was $614,000 at March 31, 1999. Cash interest payments totaled $271,000. Accrued interest payable to banks at March 31, 1999, was $86,000.

         On May 22, 1997 the Company executed an amendment to its current agreement dated September 18, 1996 (the "Credit Agreement") with its senior lender Star Bank, N.A. (now Firstar) The amended Credit Agreement provided for a $15,000,000 facility which expires on December 31, 2000, comprised of a revolving line of credit and three term loans. Borrowings on the revolving line of credit and two of the term loans bear interest at the prime rate plus 1.5%, subject to decrease if certain ratios and financial tests are met. The first of these two term loans for $2,680,000 amortizes in forty-seven consecutive monthly installments of $55,833 commencing June 1, 1998 with a forty-eighth and final principal payment of $55,849. The second of these term loans was paid off in 1997. The third term loan bears interest at the prime rate plus 4.5%, subject to decrease if certain financial tests are met. This term loan for $1,000,000 amortizes in seventeen consecutive monthly installments of $55,555 commencing July 1, 1997 with an eighteenth and final installment of $55,565.

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

         Based on 1998 financial performance, the senior lender has revised the various covenants in a Sixth Amendment to the Credit Agreement. Such covenants extend through June 30, 1999. The Company is currently in compliance with all covenants set by the Sixth Amendment to the Credit Agreement. Such amendment reduces the total loan facility from $14 million to $12 million and requires Specialty Chemical to obtain an additional $1 million of cash contributions through either equity or unsecured subordinated debt by June 30, 1999. Subsequent to Specialty Chemical's receipt of the cash contribution, the senior lender will establish financial covenants beyond June 30, 1999 consistent with the Company's financial projections. As of March 31, 1999, approximately $540,000 was unused and available under the Credit Agreement. On April 28, 1999, Specialty Chemical executed an unsecured subordinated note with Harris Trust and Savings Bank permitting the Company to borrow up to $1 million. Interest on the balance of this note is payable monthly at the prime rate of Harris Trust and Savings Bank. The note is due March 31, 2000 and is guaranteed and collateralized by Edwin Roth, Martin Trust and CEW Partners. On April 30, 1999, Specialty Chemical borrowed $500,000 under this note and $500,000 remains unused and available.

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

         On May 20, 1998, the Company issued three $150,000 principal amount subordinated promissory notes to Martin Trust, CEW Partners and Edwin M. Roth, respectively (the "Investors"). Such notes were due June 22, 1998. On June 15, 1998, the Company issued three $500,000 principal amount 12% promissory notes subordinated to the bank (the "Subordinated Notes") to such Investors in part to refinance the original notes issued on May 20, 1998. Such Subordinated Notes were originally due December 15, 1998, but were extended to March 15, 1999. Interest accrued on the Subordinated Notes through January 31, 1999 was paid in common stock of the Company on February 11, 1999. The Investors and the Company agreed at the time these loans were made that the Subordinated Notes would be refinanced with the net proceeds of a pro rata rights offering of Company debt to its stockholders and its holders of Original Notes (as defined below). On March 15, 1999, the Company completed an offering of subscription rights to purchase an aggregate principal amount of $1,360,000 of 6% Convertible Subordinated Notes due in ten years (the "New Notes") to stockholders and holders of the 6% Convertible Subordinated Notes due 2006 (the "Original Notes"). The net proceeds available to the Company from the rights offering were approximately $1,160,000. The net proceeds of the rights offering were used to repay a portion of the loans made to the Company by the Investors. As agreed to by the Investors and the Company, the Company canceled the Subordinated Notes as payment of each Investor's subscription price for the New Notes. After the rights offering, Specialty Chemical issued an aggregate of $304,800 in new 12% subordinated notes on March 15, 1999, due January 15, 2001. These new subordinated notes were issued to the Investors in an amount equal to the principal amount of the subordinated notes that exceeded each Investor's subscription price for the New Notes purchased by each Investor.

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

         Net capital expenditures were $23,000 for the three months ended March 31, 1999. In addition, the Company expects to spend approximately $180,000 in capital expenditures for the balance of the current fiscal year to be funded from operating cash flows and borrowings under the senior credit facility. Under current business conditions, the Company expects no significant change in its liquidity position during the current fiscal year, and the Company believes that cash from operations, the senior credit facility and the Harris Trust facility will be adequate to satisfy the Company's liquidity needs during the balance of fiscal 1999.

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

         During 1998 and the first quarter of 1999, Specialty Chemical made no expenditures relating to Year 2000 issues and used internal personnel to complete all work on such issues. In the second quarter of 1999, Specialty Chemical expects to spend approximately $80,000 to complete its Year 2000 compliance efforts, which will be funded from operating cash flows and borrowings under its credit agreement.

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


         Specialty Chemical Resources, Inc.









By:/s/ David F. Spink                                         May 17, 1999
------------------------------------------------
       David F. Spink
       Vice President, Chief Financial Officer,
       Treasurer, and Asst. Secretary