Form 10-Q
period 1999-06-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1999-08-16
CIK 703645

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


For the quarter ended June 30, 1999               Commission file number 1-11013


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

        The number of outstanding shares of the registrant's common stock as of June 30, 1999 was 4,257,101. The registrant has no other class of stock outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       Specialty Chemical Resources, Inc.

                                    Form 10-Q

                       For the quarter ended June 30, 1999

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

                   Condensed Statements of Operations, 6 Months..............6

                   Condensed Statements of Cash Flows, 3 Months..............7

                   Condensed Statements of Cash Flows, 6 Months..............8

                   Notes to Financial Statements.............................9

      Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............11


Part II Other Information

      Item 1.      Legal Proceedings........................................16

      Item 4.      Submission of Matters to a Vote of Security Holders......16

      Item 5.      AMEX Delisting Review....................................17

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                        Specialty Chemical Resources, Inc.

                             Condensed Balance Sheets

                                             June 30, 1999      December 31, 1998
                                              (Unaudited)            (Audited)
                                             -------------      -----------------
Current assets
    Cash and cash equivalents                 $     3,100          $     3,100
  Accounts Receivables                          5,031,706            4,511,220
  Receivable - other                              215,238              359,747
  Inventories - LIFO                            6,765,754            6,520,852
  Prepaid expenses                                284,770              215,498
                                              -----------          -----------
 Total current assets                          12,300,568           11,610,417


Property, plant and equipment
    At cost                                    18,382,834           18,277,245
    Less accumulated depreciation
     and amortization                          (7,183,534)          (6,666,274)
                                              -----------          -----------
                                               11,199,300           11,610,971

Other assets
    Goodwill                                      852,199              866,239
    Product Formulation                           266,510              408,638
    Deferred Financing Cost                       601,806              461,630
    Other                                         109,818              211,536
                                              -----------          -----------
                                                1,830,333            1,948,044
                                              -----------          -----------


        Total assets                          $25,330,201          $25,169,432
                                              ===========          ===========

See accompanying Notes to Financial Statements.

                        Specialty Chemical Resources, Inc.

                       Condensed Balance Sheets (continued)

                                             June 30, 1999      December 31, 1998
                                              (Unaudited)           (Audited)
                                             -------------      -----------------
Current liabilities
    Current maturities                        $   861,985          $ 1,176,503
    Accounts payable                            3,907,990            3,898,411
    Accrued expenses                              795,003              736,291
                                              -----------          -----------
        Total current liabilities               5,564,978            5,811,205


Long-term obligations
    Bank revolver and term loans                8,517,596            9,067,460
    Mortgage loan                               1,062,655            1,085,152
    Convertible subordinated notes              6,377,116            4,541,218
    Subordinated notes                          1,004,349            1,602,850
                                              -----------          -----------
        Total long-term obligations            16,961,716           16,296,680


Stockholders' equity
    Preferred stock - $.01 par value;
        authorized 1,996,500 shares
    Common stock - $.10 par value;
        authorized 13,000,000 shares;
        issued 4,257,101 and
        3,947,764 shares respectively             425,710              394,777
    Additional paid in capital                 41,902,820           41,935,125
    Less common stock in treasury,
        at cost; 65,500 shares                         --             (118,722)
Accumulated deficit                           (39,525,023)         (39,149,633)
                                              -----------          -----------

                                                2,803,507            3,061,547
                                              -----------          -----------

                                              $25,330,201          $25,169,432
                                              ===========          ===========

See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 3 month periods ended:

                                               June 30, 1999     June 30, 1998
                                               -------------     -------------
Net Sales                                       $7,984,831         $9,314,165

Cost of Goods Sold                               6,204,046          7,295,931
                                                ----------         ----------

    Gross profit                                 1,780,785          2,018,931

Selling, general and administrative
    Expenses                                     1,400,586          1,599,701
Amortization of intangibles                        153,287            106,584
                                                ----------         ----------

    Operating profit                               226,912            312,646

Other income (expense)
    Interest expense                              (368,205)          (407,056)
    Other                                             - 0-                -0-
                                                ----------         ----------
                                                  (368,205)          (407,056)
                                                ----------         ----------
        Earnings (loss) before income
        Taxes                                     (141,293)           (94,410)

Income taxes                                           -0-                -0-

        Net (loss)                              $ (141,293)        $  (94,410)
                                                ==========         ==========


Net (loss) per common share:                    $     (.03)        $     (.02)


Weighted average shares outstanding              4,257,259          3,882,261

See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 6 month periods ended:

                                             June 30, 1999        June 30, 1998
                                             -------------        -------------
Net Sales                                     $15,736,922          $19,386,151

Cost of Goods Sold                             12,346,879           15,640,265
                                              -----------          -----------

    Gross profit                                3,390,043            3,745,886

Selling, general and administrative
    Expenses                                    2,785,401            3,298,443
Amortization of intangibles                       259,420              213,134
                                              -----------          -----------

    Operating profit                              345,222              234,309

Other income (expense)
    Interest expense                              720,612              801,504
    Other                                            - 0-                  -0-
                                              -----------          -----------
                                                  720,612              801,504
                                              -----------          -----------
        Earnings (loss) before income
        Taxes                                    (375,390)            (567,195)

Income taxes                                          -0-                  -0-

        Net (loss)                            $  (375,390)         $  (567,195)
                                              ===========          ===========


Net (loss) per common share:                  $      (.09)         $      (.15)


Weighted average shares outstanding             4,135,022            3,882,261

See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 3 month periods ended:

                                               June 30, 1999       June 30, 1998
                                               -------------       -------------
Net cash provided (used) by operating
  activities                                    $   (41,183)        $  (606,366)

Cash flows from investing activities:
 Capital expenditures, other                       (432,587)           (159,545)
                                                -----------         -----------

      Net cash (used) by investing
        activities                                 (432,587)           (159,545)

Cash flows from financing activities:
  Proceeds from notes                                   -0-           1,500,000
  Payments on revolver                           (9,553,661)         (8,264,884)
  Proceeds on revolver                            9,027,431           7,530,795
  Proceeds from Harris Trust Note                 1,000,000                 -0-
                                                -----------         -----------

       Net cash provided (used) by
         financing activities                       473,770             765,911
                                                -----------         -----------

       Net increase (decrease) in cash
         and cash equivalents                           -0-                 -0-

Cash and cash equivalents at beginning
  of period                                           3,100               3,100
                                                -----------         -----------

Cash and cash equivalents at end
  of period                                     $     3,100         $     3,100
                                                ===========         ===========

See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 6 month periods ended:

                                              June 30, 1999        June 30, 1998
                                              -------------        -------------
Net cash provided (used) by operating
  activities                                  $    130,668         $ (1,330,473)

Cash flows from investing activities:

  Capital expenditures, other                     (405,043)            (486,448)
                                              ------------         ------------

       Net cash (used) by investing
         activities                               (405,043)            (486,448)

Cash flows from financing activities:
  Proceeds from notes                                  -0-            1,500,000
  Payments on revolver                         (17,702,229)         (21,771,929)
  Proceeds on revolver                          16,976,604           22,088,850
  Proceeds from Harris Trust Note                1,000,000                  -0-
                                              ------------         ------------

       Net cash provided (used) by
        financing activities                       274,375            1,816,921
                                              ------------         ------------

       Net increase (decrease) in cash
         and cash equivalents                          -0-                  -0-
Cash and cash equivalents at beginning
  of period                                          3,100                3,100
                                              ------------         ------------

Cash and cash equivalents at end
  of period                                   $      3,100         $      3,100
                                              ============         ============

See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                          Notes to Financial Statements


Note A - Summary of Significant Accounting Policies

    The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (the Company) at December 31, 1998 and June 30, 1999 and the results of operations and cash flows for the interim periods ended June 30, 1999 and 1998.

    Any significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.


Note B - Inventories

    Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

    The Company's inventories consisted of the following at:

                                                 June 30, 1999    December 3l, 1998
                                                 -------------    -----------------
    Raw materials                                 $3,583,534          $3,737,239
    Finished goods                                 3,871,824           3,473,217
                                                  ----------          ----------
        Total FIFO cost                            7,455,358           7,210,456

     Less: Excess of FIFO cost over
               LIFO                                  689,604             689,604
                                                  ----------          ----------
        Total LIFO cost                           $6,765,754          $6,520,852
                                                  ----------          ----------

Note C - Treasury Shares

    The Company's Treasury Shares consisted of the following at:

                                    June 30, 1999            December 31, 1998
                                    -------------            -----------------
    Treasury Shares (at cost)             --                      $118,722
      (65,500 shares)

    On February 11, 1999, the Company used common stock to pay $112,500 of interest accrued through January 31, 1999 on three $500,000 subordinated promissory notes for indebtedness, one each to Edwin Roth, Martin Trust and CEW Partners. A total of 375,000 shares consisting of 309,500 newly issued shares and 65,500 of Treasury shares at the fair market value of $.30 per share, which was the average closing price of the common stock for the five consecutive trading days prior to the day immediately before the payment date, were issued equally among Edwin Roth, Martin Trust and CEW Partners. (See Liquidity and Capital Resources).


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

                                                                Six Months Ended           Three Months Ended
                                                                    June 30,                    June 30,
                                                                    --------                    --------
                                                               1999          1998          1999          1998
                                                               ----          ----          ----          ----
Net sales ............................................        100.0%        100.0%        100.0%        100.0%

Cost of goods sold ...................................         78.5%         80.7%         77.7%         78.3%

  Gross profit .......................................         21.5%         19.3%         22.3%         21.7%

Selling, general and administrative expenses .........         17.7%         17.0%         17.5%         17.2%

  Operating profit (loss) ............................          2.2%          1.2%          2.8%          3.4%

Interest expense .....................................          4.6%          4.1%          4.6%          4.4%

SIX AND THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO SIX AND THREE MONTHS ENDED JUNE 30, 1998:

        Net sales of $15,737,000 for the six months ended June 30, 1999, were $3,649,000, or 19%, below the comparable period in the prior year. The decrease was entirely due to reduced volume that resulted primarily from production shortfalls in the last six months of 1997 that caused a loss of customers and a loss of business from several continuing customers throughout 1998. No additional significant customers were lost during the first six months of 1999.

        Net sales of $7,985,000 for the three-month period ended June 30, 1999 were $1,329,000, or 14% below the comparable period in the prior year. The decrease was entirely due to reduced volume that resulted primarily from production shortfalls in the last six months of 1997 that caused a loss of customers and a loss of business from several continuing customers throughout 1998. No additional significant customers were lost during the second quarter of 1999.

        Cost of goods sold dollars decreased by $3,293,000 for the six months ended June 30, 1999, as compared to the same period in the prior year. However, 1998 manufacturing overhead benefited from a $300,000 refund of Worker's Compensation Insurance premiums from prior years. Without the refund, cost of goods sold decreased by $3,593,000. Approximately 60% of this dollar decrease in the 1999 period is due to lower volume, with 18% due to lower manufacturing labor costs, 13% due to improved material efficiencies and 9% related to lower manufacturing overhead costs. Cost of goods sold decreased as a percentage of net sales from 80.7% to 78.5% for the six-month period ended June 30, 1999, as compared to the same period of the prior year. The decreased percentage was due entirely to improved material efficiencies.

        Cost of goods sold dollars decreased by $1,092,000 for the three months ended June 30, 1999 compared to the same period of 1998. Without the $300,000 1998 Worker's Compensation refund mentioned above, the 1999 decreased cost would have been $1,392,000. Approximately 56% of this dollar decrease was due to lower volume with 18% due to improved material efficiencies, 13% due to lower manufacturing labor costs in 1999 and 13% due to lower manufacturing overhead costs. Cost of goods sold decreased as a percentage of net sales from 78.3% to 77.7% for the three-month period ended June 30, 1999 compared to the same period for the prior year. The decreased percentage was due entirely to improved material efficiencies.

        Selling, general and administrative expenses were $2,786,000 for the six-month period ended June 30, 1999, a reduction of $512,000 as compared to the same period in 1998. Approximately 50% of the decrease in selling, general and administrative expense dollars is due to staffing reductions implemented throughout 1998 and with a downsizing at the beginning of 1999, with 43% due to overhead reduction programs implemented throughout 1998 and 7% due to reduced freight and commission costs.

        Selling, general and administrative expenses were $1,401,000 for the three-month period ended June 30, 1999, a reduction of $199,000 as compared to the same period of 1998. Approximately 53% of the decrease in selling, general and administrative expense dollars is due to staffing reductions, with the remainder due to overhead reduction programs both mentioned above.

        Interest expense was $721,000 for the six months ended June 30, 1999, a decrease of $81,000 from the six months ended June 30, 1998. The decrease in interest expense is due to decreased borrowings under the senior credit facility. See "Liquidity and Capital Resources". Interest expense for the six months ended June 30, 1999, was 4.6% of net sales versus 4.1% for the comparable period in the prior year.

        Interest expense was $368,000 for the three months ended June 30, 1999, a decrease of $39,000 from the three months ended June 30, 1998. The decrease in interest expense is due to decreased borrowings under the senior credit facility. Interest expense for the three months ended June 30, 1999 was 4.6% of net sales versus 4.4% for the comparable period in the prior year.

The Company experienced a net loss for the six months ended June 30, 1999, of $375,000, or $.09 loss per share on weighted average shares outstanding of 4,135,022. This compared to a net loss of $867,000, or $.22 loss per share on weighted average shares outstanding of 3,882,261 for the same period in the prior year before the inclusion in 1998 of the Worker's Compensation insurance premium rebate of $300,000. The reported loss in 1998 after the rebate was $567,000, or $.15 loss per share. The reduced loss is due to the cost improvements mentioned above more than offsetting the effects of the volume decrease.

The Company experienced a net loss for the three months ended June 30, 1999, of $141,000, or $.03 loss per share on weighted average shares outstanding of 4,257,259. This compared to a net loss of $394,000, or $.10 loss per share on weighted average shares outstanding of 3,882,261 for the same period in 1998 before the inclusion in 1998 of the Worker's Compensation insurance premium rebate of $300,000. The reported loss in 1998 after the rebate was $94,000, or $.02 loss per share. The reduced loss is due to the cost improvement mentioned above more than offsetting the volume decrease.

Liquidity and Capital Resources

        As of June 30, 1999, the Company's ratio of current assets to current liabilities was 2.21 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was .94 to 1.

        During the six months ended June 30, 1999, the Company incurred $721,000 in interest expense of which $186,000 was accrued to the carrying value of the subordinated debentures. Total accrued interest reflected in the carrying value of the subordinated debentures was $712,000 at June 30, 1999. Cash interest payments totaled $538,000. Accrued interest payable to banks at June 30, 1999, was $73,000.

      On May 22, 1997 the Company executed an amendment to its current agreement dated September 18, 1996 (the "Credit Agreement") with its senior lender Star Bank, N.A. (now Firstar) The amended Credit Agreement provided for a $15,000,000 facility which expires on December 31, 2000, comprised of a revolving line of credit and three term loans. Borrowings on the revolving line of credit and two of the term loans bear interest at the prime rate plus 1.5%, subject to decrease if certain ratios and financial tests are met. The first of these two term loans for $2,680,000 amortizes in forty-seven consecutive monthly installments of $55,833 commencing June 1, 1998 with a forty-eighth and final principal payment of $55,849. The second of these term loans was paid off in 1997. The third term loan was paid off by the end of the second quarter of 1999.

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

        Based on 1998 financial performance, the senior lender has revised the various covenants in a Sixth Amendment to the Credit Agreement. The Company is currently in compliance with all covenants set by the Sixth Amendment to the Credit Agreement. Such amendment reduces the total loan facility from $14 million to $12 million and requires Specialty Chemical to obtain an additional $1 million of cash contributions through either equity or unsecured subordinated debt by June 30, 1999. As of June 30, 1999, approximately $620,000 was unused and available under the Credit Agreement. On April 28, 1999, in satisfaction of its obligation to obtain additional cash, Specialty Chemical executed an unsecured subordinated note with Harris Trust and Savings Bank permitting the Company to borrow up to $1 million. Interest on the balance of this note is payable monthly at the prime rate of Harris Trust and Savings Bank. The note is due March 31, 2000 and is guaranteed and collateralized by Edwin Roth, Martin Trust and CEW Partners. As of June 30, 1999, Specialty Chemical has borrowed $1,000,000 under this note.

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

        On May 20, 1998, the Company issued three $150,000 principal amount subordinated promissory notes to Martin Trust, CEW Partners and Edwin M. Roth, respectively (the "Investors"). Such notes were due June 22, 1998. On June 15, 1998, the Company issued three $500,000 principal amount 12% promissory notes subordinated to the bank (the "Subordinated Notes") to such Investors in part to refinance the original notes issued on May 20, 1998. Such Subordinated Notes were originally due December 15, 1998, but were extended to March 15, 1999. Interest accrued on the Subordinated Notes through January 31, 1999 was paid in common stock of the Company on February 11, 1999. The Investors and the Company agreed at the time these loans were made that the Subordinated Notes would be refinanced with the net proceeds of a pro rata rights offering of Company debt to its stockholders and its holders of Original Notes (as defined below). On March 15, 1999, the Company completed an offering of subscription rights to purchase an aggregate principal amount of $1,360,000 of 6% Convertible Subordinated Notes due in ten years (the "New Notes") to stockholders and holders of the 6% Convertible Subordinated Notes due 2006 (the "Original Notes"). The net proceeds available to the Company from the rights offering were approximately $1,160,000. The net proceeds of the rights offering were used to repay a portion of the loans made to the Company by the Investors. As agreed to by the Investors and the Company, the Company canceled the Subordinated Notes as payment of each Investor's subscription price for the New Notes. After the rights offering, Specialty Chemical issued an aggregate of $304,800 in new 12% subordinated notes on March 15, 1999, due January 15, 2001. These new subordinated notes were issued to the Investors in an amount equal to the principal amount of the subordinated notes that exceeded each Investor's subscription price for the New Notes purchased by each Investor. The principal and accrued interest on the new subordinated notes will be payable at maturity in cash, or at the holder's option, in shares of Common Stock based upon the fair market value of the Common Stock. However, the noteholders may demand full payment of principal and accrued interest on the new subordinated notes at any time after the Company has authorized, unissued and unreserved shares of Common Stock sufficient to pay, in full, the outstanding principal and interest under all the new subordinated notes. The fair market value will be the average closing price of the Common Stock on five consecutive trading days prior to the day immediately before the date that the stockholders authorize the issuance of Common Stock sufficient to pay all the outstanding principal and interest due under the new subordinated notes. Such stock was authorized on June 3, 1999 and a fair market value was established at $.4875 per share.

        Net capital expenditures were $106,000 for the six months ended June 30, 1999. In addition, the Company expects to spend approximately $100,000 in capital expenditures for the balance of the current fiscal year to be funded from operating cash flows and borrowings under the senior credit facility. Under current business conditions, the Company expects no significant change in its liquidity position during the current fiscal year, and the Company believes that cash from operations and the senior credit facility will be adequate to satisfy the Company's liquidity needs during the balance of fiscal 1999.

YEAR 2000

        Many computer systems and software products will have trouble processing data related to the Year 2000. Specialty Chemical has reviewed all of its information technology and non-information technology computer systems, computer chips and software products for Year 2000 problems and has determined that its operations systems and products relating to production and shipments should not have Year 2000 problems, but that certain financial systems and products and outsourced payroll systems should be upgraded or replaced. Specialty Chemical recently replaced its vendor for outsourced payroll systems. Specialty Chemical began replacing financial computer systems and software products in the second quarter of 1999 and believes that new systems and products will be tested and in place by September 30, 1999.

        During 1998 Specialty Chemical made no expenditures relating to Year 2000 issues and used internal personnel to complete all work on such issues. In the first half of 1999, Specialty Chemical spent approximately $80,000 to complete its Year 2000 compliance efforts. No additional expenditures are anticipated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual Meeting of Stockholders of the Company held on June 3, 1999, the stockholders considered and voted to adopt, by a vote of 2,850,847 For, 289,871 Against and 6,015 Withheld, an amendment to the Company's Restated Certificate of Incorporation increasing the Company's authorized shares of common stock, par value $.10 per share, to 30,000,000 shares, the election of seven directors for one-year terms expiring in 2000, or until their successors have been duly elected and qualified, and a resolution by the Board of Directors ratifying the appointment of Grant Thornton LLP as independent auditors for the Company for the year ended December 31, 1999.

        All of management's nominees for directors, as listed in the proxy statement, were elected by the following votes:

               Edwin M. Roth             For                2,972,642
                                         Against              174,091
                                         Withheld                 -0-

               Corey B. Roth             For                2,974,685
                                         Against              172,048
                                         Withheld                 -0-

               George N. Aronoff         For                2,976,191
                                         Against              170,542
                                         Withheld                 -0-

               Victor Gelb               For                2,975,320
                                         Against              171,413
                                         Withheld                 -0-

               Geoffrey J. Colvin        For                2,976,670
                                         Against              170,063
                                         Withheld                 -0-

               Terence J. Conklin        For                2,976,670
                                         Against              170,063
                                         Withheld                 -0-

               Lionel N. Sterling        For                2,976,670
                                         Against              170,063
                                         Withheld                 -0-

ITEM 5.  AMEX DELISTING REVIEW

     Specialty Chemical has been notified by AMEX that it is reviewing the Company's financial position and that the common stock may be delisted from trading on the Exchange. The review process will commence in the third quarter of 1999.

                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Specialty Chemical Resources, Inc.


        By: /s/ David F. Spink                                  August 16, 1999
        -----------------------------------------
        David F. Spink
        Vice President , Chief Financial Officer,
        Treasurer, and Asst. Secretary