Form 10-Q
period 1999-09-30
SPECIALTY CHEMICAL RESOURCES INC
filed 1999-11-22
CIK 703645

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



For the quarter ended September 30, 1999         Commission file number 1-11013


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
Yes X   No
   ---    ---.


         The number of outstanding shares of the registrant's common stock as of September 30, 1999 was 4,257,101. The registrant has no other class of stock outstanding.

--------------------------------------------------------------------------------

                       Specialty Chemical Resources, Inc.

                                   Form 10-Q

                    For the quarter ended September 30, 1999

                                     Index



Part I    Financial Information                                            Page


     Item 1.   Financial Statements...........................................3

               Condensed Balance Sheets.......................................3

               Condensed Statements of Operations, 3 Months...................5

               Condensed Statements of Operations, 9 Months...................6

               Condensed Statements of Cash Flows, 3 Months...................7

               Condensed Statements of Cash Flows, 9 Months...................8

               Notes to Financial Statements..................................9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................11

Part II   Other Information

     Item 1.   Legal Proceedings.............................................16

     Item 5.   AMEX Delisting Review.........................................17

                          PART I. FINANCIAL INFORMATION



Item 1.   Financial Statements

                       Specialty Chemical Resources, Inc.

                            Condensed Balance Sheets


                                                       September 30, 1999       December 31, 1998
                                                           (Unaudited)              (Audited)
                                                       ------------------       -----------------
Current assets
    Cash and cash equivalents                              $      3,100            $         3,100
  Accounts Receivables                                        5,023,705                  4,511,220
  Receivable - other                                            217,849                    359,747
  Inventories - LIFO                                          6,942,363                  6,520,852
  Prepaid expenses                                              227,828                    215,498
                                                           ------------            ---------------
 Total current assets                                        12,414,845                 11,610,417


Property, plant and equipment
    At cost                                                  18,389,743                 18,277,245
    Less accumulated depreciation
     and amortization                                        (7,442,164)                (6,666,274)
                                                           ------------            ---------------
                                                             10,947,579                 11,610,971

Other assets
    Goodwill                                                    845,179                    866,239
    Product Formulation                                         195,446                    408,638
    Deferred Financing Cost                                     676,524                    461,630
    Other                                                        68,371                    211,537
                                                           ------------            ---------------
                                                              1,785,520                   1,948,044
                                                           ============            ================


         Total assets                                      $ 25,147,944            $    $25,169,432
                                                           ============            ================


See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.


                                                                September 30, 1999        December 31, 1998
                                                                    (Unaudited)                (Audited)
Current liabilities
    Current maturities                                             $  9,736,996              $ 1,176,503
    Accounts payable                                                  3,961,456                3,898,411
    Accrued expenses                                                    817,902                  736,291
                                                                   ------------            -------------
         Total current liabilities                                 $ 14,516,354                5,811,205


Long-term obligations
    Bank revolver and term loans                                              0                9,067,460
    Mortgage loan                                                       980,419                1,085,152
    Convertible subordinated notes                                    6,476,744                4,541,218
    Subordinated notes                                                1,000,181                1,602,850
                                                                   ------------            -------------
         Total long-term obligations                                  8,457,344               16,296,680

Total Current and Long-term Liabilities                              22,973,698               22,107,885


Stockholders' equity
    Preferred stock - $.01 par value;
         authorized 1,996,500 shares
    Common stock - $.10 par value;
         authorized 13,000,000 shares;
         issued 4,257,101 and
         3,947,764 shares respectively                                  425,710                  394,777
    Additional paid in capital                                       41,902,820               41,935,125
    Less common stock in treasury,
         at cost; 65,500 shares                                             ---                 (118,722)
Accumulated deficit                                                 (40,154,284)             (39,149,633)
                                                                   -------------           -------------

                                                                   $  2,174,246                3,061,547
                                                                   ------------            -------------

                                                                   $ 25,147,944            $  25,169,432
                                                                   ============            ============

See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 3 month periods ended:


                                                     September 30, 1999         September 30, 1998
                                                     ------------------         ------------------
Net sales                                              $  7,335,476                $  8,611,291

Cost of goods sold                                        5,924,297                   6,958,350
                                                       ------------                ------------
Gross profit                                              1,411,179                   1,652,941

Selling, general and administrative

   expenses                                               1,477,517                   1,548,668
Amortization of intangibles                                 176,508                     106,584
                                                       ------------                ------------
   Operating profit (loss)                                 (242,846)                     (2,311)

Other (income) expense

  Interest expense                                          386,415                    439,363
  Other                                                         -0-                        -0-
                                                       ------------                -----------
                                                            386,415                    439,363
                                                       ============                ===========

     Earnings (loss) before income
     taxes                                                 (629,261)                  (441,674)

Income taxes                                                    -0-                        -0-
                                                       ------------                ------------
     Earnings (loss)                                       (629,261)                  (441,674)
                                                       ============                ===========


Earnings (loss) per common share:                      $       (.15)              $       (.11)


Weighted average shares outstanding                       4,257,101                  3,882,260


See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)

                         For the 9 month periods ended:


                                                                    September 30, 1999             September 30, 1998
                                                                    ------------------             ------------------
Net sales                                                              $23,072,398                  $27,997,442

Cost of goods sold                                                      18,272,389                   22,443,297
                                                                       -----------                  -----------

  Gross profit                                                           4,800,009                    5,554,145
Selling, general and administrative
  expenses                                                               4,261,705                    5,002,429
Amortization of intangibles                                                435,928                      319,718
                                                                       -----------                  -----------
    Operating profit                                                       102,376                      231,998

Other (income) expense
  Interest expense                                                       1,107,027                    1,240,867
  Other                                                                        -0-                          -0-
                                                                       -----------                  -----------
                                                                         1,107,027                    1,240,867
Earnings (loss) before income
  taxes                                                                 (1,004,651)                  (1,008,869)

Income taxes (benefit)                                                         -0-                          -0-
                                                                       -----------                  -----------
     Earnings (loss)                                                    (1,004,651)                  (1,008,869)

Earnings (loss) per common share:                                      $      (.24)                 $      (.26)


Weighted average shares outstanding                                      4,257,101                    3,882,261



See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 3 month periods ended:


                                                                   September 30, 1999     September 30, 1998
                                                                   ------------------     ------------------
Net cash provided (used) by operating
  activities                                                         $  (111,504)            $ 620,959

Cash flows from investing activities:
 Capital expenditures, other                                            (265,287)              (21,538)

      Net cash (used) by investing
       activities                                                       (265,287)              (21,538)

Cash flows from financing activities:
  Payments on revolver                                                (7,427,117)           (9,558,009)
  Proceeds on revolver                                                 7,803,908             8,958,588
                                                                      ----------            ----------
       Net cash provided (used) by
        financing activities                                             376,791              (599,421)
                                                                      ----------            ----------

       Net increase (decrease) in cash
         and cash equivalents                                                -0-                   -0-

Cash and cash equivalents at beginning
  of period                                                                3,100                 3,100
                                                                      ----------             ---------
Cash and cash equivalents at end
  of period                                                           $    3,100             $   3,100
                                                                      ==========             ==========


See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                         For the 9 month periods ended:


                                                                   September 30, 1999     September 30, 1998
                                                                   ------------------     ------------------
Net cash provided (used) by operating
  activities                                                           $    19,164            $  (709,514)

Cash flows from investing activities:

  Capital expenditures, other                                             (670,330)              (507,986)

       Net cash (used) by investing
         activities                                                       (670,330)              (507,986)

Cash flows from financing activities:
  Proceeds from notes                                                    1,000,000              1,500,000
  Payments on revolver                                                 (25,129,346)           (31,329,938)
  Proceeds on revolver                                                  24,780,512             31,047,438
                                                                       -----------            -----------
       Net cash provided (used) by
        financing activities                                               651,166              1,217,500
                                                                       -----------            -----------

       Net increase (decrease) in cash
         and cash equivalents                                                  -0-                    -0-

Cash and cash equivalents at beginning
  of period                                                                  3,100                  3,100
                                                                       -----------            -----------
Cash and cash equivalents at end
  of period                                                            $     3,100            $     3,100
                                                                       ===========            ===========


See accompanying Notes to Financial Statements.

                       Specialty Chemical Resources, Inc.

                          Notes to Financial Statements



Note A - Summary of Significant Accounting Policies


         The accompanying audited and unaudited financial statements have been prepared in conformity with generally accepted accounting principles and all adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the financial position of Specialty Chemical Resources, Inc. (the Company) at December 31, 1998 and September 30, 1999 and the results of operations and cash flows for the interim periods ended September 30, 1999 and 1998.

         Any significant accounting policies employed in the preparation of the financial statements are included in the Company's most recent Form 10-K.


Note B - Inventories

         Inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method for raw materials and the first-in, first-out
(FIFO) method for finished goods.

         The Company's inventories consisted of the following at:


                                                     September 30, 1999       December 3l, 1998
                                                     ------------------       -----------------
    Raw materials                                      $  3,659,473             $ 3,737,239
    Finished goods                                        3,972,494               3,473,217
                                                       ------------             -----------
         Total FIFO cost                                  7,631,967               7,210,456


     Less: Excess of FIFO cost over
                  LIFO                                      689,604                 689,604
                                                       ------------             -----------
         Total LIFO cost                               $  6,942,363             $ 6,520,852
                                                       ============             ===========

Note C - Treasury Shares

         The Company's Treasury Shares consisted of the following at:


                                                     September 30, 1999       December 31, 1998
                                                     ------------------       -----------------
    Treasury Shares (at cost)                               ----                    $118,722
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

Note D - Legal Proceedings

         Litigation Regarding Hysan Assets. On September 30, 1999, Specialty Chemical and Hitail Corporation settled this matter, with Specialty Chemical receiving $175,000 from the post-closing escrow account.

         Except for the above settlement, there have been no material changes in the status of legal proceedings pending against the Company other than that which was reported on the Company's most recent Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Statement of Operations.


                                                              Nine Months Ended         Three Months Ended
                                                                September 30,              September 30,
                                                              -----------------         -------------------
                                                               1999        1998          1999          1998
                                                              -----       -----         -----         -----
Net sales .............................                       100.0%      100.0%        100.0%        100.0%

Cost of goods sold ....................                        79.2%       80.2%         80.8%         80.8%

  Gross profit ........................                        20.8%       19.8%         19.2%         19.2%

Selling, general and administrative expenses                   18.5%       17.9%         20.1%         18.0%


  Operating profit(loss) ..............                         0.4%        0.8%         (3.3)%         0.0%


Interest expense ......................                         4.8%        4.4%          5.3%          5.1%

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998:

         Net sales of $23,072,000 for the nine months ended September 30, 1999, were $4,925,000, or 18%, below the comparable period in the prior year. The decrease was entirely due to reduced volume that resulted primarily from production shortfalls in the last six months of 1997 that caused a loss of customers and a loss of business from several continuing customers throughout 1998 the full effects of which have been felt in 1999 and, to a lesser extent, a weakening of demand during the third quarter of 1999 from automotive/industrial customers.

         Net sales of $7,335,000 for the three-month period ended September 30, 1999 were $1,276,000, or 15% below the comparable period in the prior year. Approximately 86% of the decrease was due to reduced volume that resulted from production shortfalls in the last six months of 1997 that caused a loss of customers and a loss of business from several continuing customers throughout 1998 the full effects of which have been felt in 1999, as well as weakened demand from automotive/industrial customers in the third quarter of 1999. Approximately 14% of the net sales decrease was due to a lower price mix of products sold during the quarter.

         Cost of goods sold dollars decreased by $4,171,000 for the nine months ended September 30, 1999, as compared to the same period in the prior year. However, 1998 manufacturing overhead benefited from a $300,000 refund of Worker's Compensation Insurance premiums from prior years. Without the refund, cost of goods sold decreased by $4,471,000. Approximately 64% of this dollar decrease in the 1999 period is due to lower volume, with 25% due to lower manufacturing labor and overhead costs and 11% due to improved material efficiencies. Cost of goods sold decreased as a percentage of net sales from 80.2% to 79.2% for the nine-month period ended September 30, 1999, as compared to the same period of the prior year. The decreased percentage was due entirely to improved material efficiencies.

         Cost of goods sold dollars decreased by $1,034,000 for the three months ended September 30, 1999 compared to the same period of 1998. Approximately 71% of this dollar decrease was due to lower volume with 4% due to improved material efficiencies and 25% due to lower manufacturing labor and overhead costs. Cost of goods sold as a percentage of net sales was unchanged for the three-month period ended September 30, 1999 compared to the same period for the prior year.

         Selling, general and administrative expenses were $4,262,000 for the nine-month period ended September 30, 1999, a reduction of $740,000 as compared to the same period in 1998. Approximately 45% of the decrease in selling, general and administrative expense dollars is due to staffing reductions implemented throughout 1998 and with a downsizing at the beginning of 1999, with 55% due to overhead reduction programs implemented throughout 1998. For the 1999 period, selling general and administrative expense as a percentage of sales has increased due to the reduction of sales.

         Selling, general and administrative expenses were $1,478,000 for the three-month period ended September 30, 1999, a reduction of $71,000 as compared to the same period of 1998. Decreases in selling, general and administrative expense dollars due to staffing reductions and overhead reduction programs, both mentioned above, more than offset increased freight and commission costs that were sales mix related. For the 1999 period, selling general and administrative expense as a percentage of sales has increased due to the reduction of sales.

         Interest expense was $1,107,000 for the nine months ended September 30, 1999, a decrease of $130,000 from the nine months ended September 30, 1998. The decrease in interest expense is due to decreased borrowings under the senior credit facility. See "Liquidity and Capital Resources". Interest expense for the nine months ended September 30, 1999, was 4.8% of net sales versus 4.4% for the comparable period in the prior year. The increased percentage was due to the 1999 reduction in net sales.

         Interest expense was $386,000 for the three months ended September 30, 1999, a decrease of $53,000 from the three months ended September 30, 1998. The decrease in interest expense is due to decreased borrowings under the senior credit facility. Interest expense for the three months ended September 30, 1999 was 5.3% of net sales versus 5.1% for the comparable period in the prior year. The increased percentage was due to the 1999 reduction in net sales.

         The Company experienced a net loss for the nine months ended September 30, 1999, of $1,005,000, or $.24 loss per share on weighted average shares outstanding of 4,257,101. This compared to a net loss of $1,309,000, or $.34 loss per share on weighted average shares outstanding of 3,882,261 for the same period in the prior year before the inclusion in 1998 of the Worker's Compensation insurance premium rebate of $300,000. The reported loss in 1998 after the rebate was $1,009,000, or $.26 loss per share. The reduced loss is due to the cost improvements mentioned above more than offsetting the effects of the volume decrease.

         The Company experienced a net loss for the three months ended September 30, 1999, of $629,000, or $.15 loss per share on weighted average shares outstanding of 4,257,101. This compared to a net loss of $442,000, or $.11 loss per share on weighted average shares outstanding of 3,882,261 for the same period in 1998. The increased loss is due to the volume decrease more than offsetting the cost improvements mentioned above.

Liquidity and Capital Resources

         As of September 30, 1999, the Company's ratio of current assets to current liabilities was 0.86 to 1 and the quick ratio (cash, cash equivalents, and accounts receivable, divided by current liabilities) was 0.36 to 1.

         During the nine months ended September 30, 1999, the Company incurred $1,107,000 in interest expense of which $314,000 was accrued to the carrying value of the convertible subordinated debentures. Total accrued interest reflected in the carrying value of the convertible subordinated debentures was $812,000 at September 30, 1999. Cash interest payments totaled $538,000. Accrued interest payable to banks at September 30, 1999, was $94,000.

         On May 22, 1997 the Company executed an amendment to its current agreement dated September 18, 1996 (the "Credit Agreement") with its senior lender Star Bank, N.A. (now Firstar). The amended Credit Agreement provided for a $15,000,000 facility which expires on December 31, 2000, comprised of a revolving line of credit and three term loans. Borrowings on the revolving line of credit and two of the term loans bear interest at the prime rate plus 1.5%, subject to decrease if certain ratios and financial tests are met. The first of these two term loans for $2,680,000 amortizes in forty-seven consecutive monthly installments of $55,833 commencing June 1, 1998 with a forty-eighth and final principal payment of $55,849. The second of these term loans was paid off in 1997. The third term loan was paid off by the end of the second quarter of 1999.

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

         Based on 1998 financial performance, the senior lender has revised the various covenants in a Sixth Amendment to the Credit Agreement. Such amendment reduced the total loan facility from $14 million to $12 million and required Specialty Chemical to obtain an additional $1 million of cash contributions through either equity or unsecured subordinated debt by June 30, 1999. On April 28, 1999, in satisfaction of its obligation to obtain additional cash, Specialty Chemical executed an unsecured subordinated note with Harris Trust and Savings Bank permitting the Company to borrow up to $1 million. Interest on the balance of this note is payable monthly at the prime rate of Harris Trust and Savings Bank. The note is due March 31, 2000 and is guaranteed and collateralized by Edwin Roth, Martin Trust and CEW Partners. As of June 30, 1999, Specialty Chemical has borrowed $1,000,000 under this note. On August 13, 1999, the Company and its senior lender executed a Seventh Amendment to the Credit Agreement satisfying terms of the Sixth Amendment to establish financial covenants beyond June 30, 1999. The Company currently is not in compliance with certain financial covenants set by the Seventh Amendment to the Credit Agreement. The Bank has informed the Company that it is currently evaluating its response, but has determined that it will not waive any events of default and that it will impose default interest rates effective November 1, 1999 of prime plus 3-1/2% annually. As of September 30, 1999, approximately $166,000 was unused and available under the Credit Agreement. The Company is endeavoring to refinance the indebtedness under the Credit Agreement. There can be no assurance that it will be able to do so. The Bank has not notified the Company that the Bank intends to accelerate this indebtedness. In the event the Bank does so and in the event that the Company is unable to refinance the indebtedness, the Company's financial position would be materially impaired.

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

         Net capital expenditures were $112,000 for the nine months ended September 30, 1999. In addition, the Company expects to spend approximately $10,000 in capital expenditures for the balance of the current fiscal year to be funded from operating cash flows and borrowings under the senior credit facility. Under current business conditions and pending the senior lenders response to the Company's non-compliance with certain financial covenants, the Company expects no significant change in its liquidity position during the current fiscal year, and the Company believes that cash from operations and the senior credit facility will be adequate to satisfy the Company's liquidity needs during the balance of fiscal 1999.

YEAR 2000

         Many computer systems and software products will have trouble processing data related to the Year 2000. Specialty Chemical has reviewed all of its information technology and non-information technology computer systems, computer chips and software products for Year 2000 problems and has determined that its operations systems and products relating to production and shipments should not have Year 2000 problems, but that certain financial systems and products and outsourced payroll systems should be upgraded or replaced. Specialty Chemical replaced its vendor for outsourced payroll systems and has completed replacing and testing financial computer systems and software products. They are now in place and operating.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein that are not statements of historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements include, without limitation, statements regarding expected financial performance, ongoing business strategies and possible future action that the Company intends to pursue in order to achieve strategic objectives. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the results expressed or implied by any forward-looking statements ("Cautionary Statements") include general economic conditions, conditions in the Company's industry, the uncertainty of availability of net operating loss carryovers, the outcomes of certain environmental and legal proceedings, the senior lender's prospective response to the Company's non-conformance with certain financial covenants and the adequacy of Year 2000 compliance measures. All subsequent written and oral forward-looking statements relating to the matters described herein and attributable to the Company or to persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

Part II - Other Information

ITEM 1.   LEGAL PROCEEDINGS

         Litigation Regarding Hysan Assets. On September 30, 1999, Specialty Chemical and Hitail Corporation settled this matter, with Specialty Chemical receiving $175,000 from the post-closing escrow account.

         Except for the above settlement, there have been no material changes in the status of legal proceedings pending against the Company other than that which was reported on the Company's most recent Form 10-K.

ITEM 5.   AMEX DELISTING REVIEW

          Specialty Chemical has been notified by AMEX that the Exchange staff has made a determination to remove the Company from listing and registration on the American Stock Exchange. The Company is appealing that determination. The appeal meeting has been scheduled for December 8, 1999.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Specialty Chemical Resources, Inc.




         By:/s/ David F. Spink                               November 22, 1999
         ------------------------------------------
           David F. Spink
           Vice President, Chief Financial Officer,
           Treasurer, and Asst. Secretary